Form 10-Q
period 1997-11-30
TOWN SPORTS INTERNATIONAL INC
filed 1998-01-12
CIK 1029787

                                   United States
                         Securities and Exchange Commission
                               Washington, D.C. 20549

                                     Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1997

                                         or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ________________ to
__________________.


                          Commission file number 333-40907


                          TOWN SPORTS INTERNATIONAL, INC.
               (Exact name of registrant as specified in its charter)

DELAWARE                                                 13-2749906
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                         Identification Number)

                                 888 SEVENTH AVENUE
                              NEW YORK, NEW YORK 10106
                             TELEPHONE:  (212) 246-6700
                (Address, zip code, and telephone number, including
               area code, of registrants principal executive office.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_    No ___

Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of the latest practicable date.     None.

                  TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                     FORM 10-Q
                         FOR THE QUARTER ENDED NOVEMBER 30
                                       INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)                        PAGE

          a)  Condensed Consolidated Statements of Operations
               for the three and six months ended November 30,
               1996 and 1997.                                            1

          b)  Condensed Consolidated Balance Sheets
               as of May 31, 1997 and November 30, 1997                  2

          c)  Condensed Statements of  Cash Flow
               for the six months ended November 30, 1996 and 1997       3

          d)   Notes to Condensed Consolidated Financial Statements      4

     Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          10

     Item 2.  Changes in Securities                                      10

     Item 3.  Defaults upon Senior Securities                            10

     Item 4.  Submission of Matters to a Vote of Security Holders        10

     Item 5.  Other Information                                          10

     Item 6.  Exhibits and Reports on Form 8-K                           10

SIGNATURE                                                                11

Exhibit Index                                                            12

                TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
         For the three and six months ended November 30, 1996 and 1997
                     All figures $'000, except share data

                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 NOVEMBER 30,                             NOVEMBER 30,
                                                           1996               1997                  1996               1997
                                                       (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)
Revenues:
       Club operations                                       $12,911             $18,527              $24,668             $35,055
       Management fees                                           311                 357                  638                 723
       Rental Income                                             207                 218                  427                 457
       Share of net income in affiliated companies                94                  17                  165                  82
                                                      ---------------    ----------------      ---------------    ----------------

                                                              13,523              19,119               25,898              36,317
                                                      ---------------    ----------------      ---------------    ----------------

Operating expenses

       Payroll and related                                     5,226               7,765               10,446              14,800
       Compensation expense incurred in connection
         with stock options                                      150                 179                  600                 339
       Club operating                                          4,533               6,037                8,184              11,267
       General and administrative                                882               1,175                1,905               2,239
       Depreciation and amortization                           1,058               1,772                1,947               3,361
                                                      ---------------    ----------------      ---------------    ----------------

                                                              11,849              16,928               23,082              32,006
                                                      ---------------    ----------------      ---------------    ----------------

                   Operating income                            1,674               2,191                2,816               4,311

Interest expense                                                 216               1,795                  419               2,968
Interest income                                                  (26)               (302)                 (45)               (331)

                                                      ---------------    ----------------      ---------------    ----------------

                   Income before provision for
                     corporate income taxes                    1,484                 698                2,442               1,674
Provision for corporate income taxes                             696                 395                1,171                 845

                                                      ---------------    ----------------      ---------------    ----------------
       Income before extraordinary item                          788                 303                1,271                 829

       Extraordinary item, net of related
         income tax of $647                                        -                (730)                   -                (730)

                                                      ---------------    ----------------      ---------------    ----------------
Net income (loss)                                                788                (427)               1,271                  99
Accreted dividends on preferred stock                           (100)               (612)                (200)             (1,150)
                                                      ---------------    ----------------      ---------------    ----------------

                          Net income (loss) to
                           common stockholders                  $688             ($1,039)              $1,071             ($1,051)
                                                      ===============    ================      ===============    ================

Pro forma per common share data:

       Net loss to common stockholders before
         extraordinary item                                                       ($0.30)                                  ($0.32)
       Extraordinary item                                                          (0.72)                                   (0.72)
                                                                         ================                         ================
       Net loss to common stockholders                                            ($1.02)                                  ($1.04)
                                                                         ================                         ================

       Weighted average number of common shares
         outstanding                                                           1,015,714                                1,012,857
                                                                         ================                         ================

    See accompanying notes to the condensed consolidated financial statements

                TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       May 31, 1997 and November 30, 1997
                      All figures $'000, except share data

                                                                                       MAY 31,                  NOVEMBER 30,
                                                      ASSETS:                           1997                       1997
                                                                                    (Unaudited)                (Unaudited)
Current assets:
     Cash and cash equivalents                                                               $2,468                    $43,056
     Accounts receivable                                                                        228                        203
     Inventory                                                                                  327                        453
     Prepaid expenses                                                                           448                        499
     Prepaid corporate income taxes                                                             202                          -
     Advances to, and amounts due from, affiliated companies                                    129                        139
                                                                                 -------------------       --------------------
                       Total current assets                                                   3,802                     44,350
                                                                                 -------------------       --------------------

Fixed assets, net of accumulated depreciation of $13,112 and
     $14,900 at May 31 and November 30, 1997                                                 34,214                     40,724
Investments in, and amounts due from, affiliated companies                                      420                         16
Intangible assets, net of accumulated amortization of $857 and
     $1,046 at May 31 and November 30, 1997                                                   4,425                      7,546
Deferred tax asset                                                                            5,972                      6,821
Deferred membership costs                                                                     3,530                      4,190
Other assets                                                                                    456                        457
                                                                                 -------------------       --------------------

                       Total assets                                                         $52,819                   $104,104
                                                                                 ===================       ====================


                       LIABILITIES and STOCKHOLDERS' DEFICIT:

Current liabilities:

     Current portion of long-term debt and capital lease obligations                         $1,924                     $2,731
     Accounts payable and accrued expenses                                                    5,715                      6,140
     Deferred revenue                                                                         4,599                      4,864
                                                                                 -------------------       --------------------
                       Total current liabilities                                             12,238                     13,735
Long-term debt and capital lease obligations                                                 39,147                     86,680
Deferred lease liabilities                                                                    6,625                      7,749
Deferred revenue                                                                              1,036                      1,625
Other liabilities                                                                               724                        704
                                                                                 -------------------       --------------------
                       Total liabilities                                                     59,770                    110,493
                                                                                 -------------------       --------------------

Stockholders' deficit:
     Series A preferred stock, $1.00 par value; at
       liquidation value; authorized 200,000
       shares, 152,455 and 153,637 shares
       issued and outstanding at May 31 and November 30, 1997                                16,250                     17,509
     Series B preferred stock, $1.00 par value; at liquidation value;
       authorized 200,000 shares, 3,857 shares issued and
       outstanding at May 31 and November 30, 1997                                              144                        153
     Class A voting common stock, $0.001 par value; authorized
       1,150,000 shares, 1,010,000 and 1,015,714 issued and
       outstanding at May 31 and November 30, 1997                                                1                          1
     Class B non-voting common stock, $0.01 par value; authorized                                 -                          -
       500,000 shares, none issued and outstanding
     Paid-in capital                                                                              -                        345
     Accumulated deficit                                                                    (23,346)                   (24,397)
                                                                                 -------------------       --------------------
                       Total stockholders' deficit                                           (6,951)                    (6,389)
                                                                                 -------------------       --------------------

                       Total liabilities and stockholders' deficit                          $52,819                   $104,104
                                                                                 ===================       ====================

    See accompanying notes to the condensed consolidated financial statements

                TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOW
                            For the six months ended
                           November 30, 1996 and 1997
                            All figures $'000, except
                                   share data
                      Increase in Cash and Cash Equivalents

                                                                                                      Six months ended
                                                                                                        November 30,

                                                                                                  1996               1997
                                                                                                  ----               ----
                                                                                               (Unaudited)        (Unaudited)

Cash flows from operating activities:
     Net Income                                                                                       $1,271                $99
                                                                                             ----------------   ----------------

     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                     1,947              3,361
     Noncash compensation expense                                                                        600                339
     Noncash rental expense, net of noncash rental income                                                648              1,125
     Share of net income in affiliated companies                                                        (155)               (82)
     Amortization of debt issuance costs                                                                   -                190
     Change in certain working capital components                                                      2,030              1,687
     Increase in deferred tax asset                                                                     (346)              (848)
     Increase in deferred membership costs                                                              (348)              (660)
     Noncash element of extraordinary item                                                                 -              1,377
     Other                                                                                                 -                 (4)
                                                                                             ----------------   ----------------
                     Total adjustments                                                                 4,376              6,485
                                                                                             ----------------   ----------------

                     Net cash provided by operating activities                                         5,647              6,584
                                                                                             ----------------   ----------------


Cash flows from investing activities:
     Capital expenditures, net of effects of acquired businesses                                      (5,766)            (4,376)
     Acquisition of businesses                                                                          (988)            (4,258)
     Intangible and other assets                                                                        (839)                 -
                                                                                             ----------------   ----------------
                     Net cash used in investing activities                                            (7,593)            (8,634)
                                                                                             ----------------   ----------------


Cash Flows from Financing Activities:
     Proceeds from borrowings, net of expenses of issuance                                             4,200             85,570
     Repayments of borrowings                                                                         (1,646)           (43,056)
     Issuance of stock                                                                                     6                124
                                                                                             ----------------   ----------------
                     Net cash provided by financing  activities                                        2,560             42,638
                                                                                             ----------------   ----------------

                     Net increase in cash and cash equivalents                                           614             40,588

Cash and cash equivalents at beginning of period                                                         928              2,468

                                                                                             ================   ================
     Cash and cash equivalents at end of period                                                       $1,542            $43,056
                                                                                             ================   ================


Summary of the change in certain working capital components, net of effects of acquired businesses:
     Decrease in accounts receivable                                                                    $313                $25
     Increase in inventory                                                                               (28)              (126)
     Decrease (increase) in prepaid expenses                                                              20                (51)
     Increase in amounts due from affiliated companies                                                    90                457
     Increase in accounts payable and accrued expenses                                                   616                326
     Increase (decrease) in corporate income taxes                                                      (124)               202
     Increase in deferred revenue                                                                      1,143                854
                                                                                             ================   ================
                     Net changes in working capital                                                   $2,030             $1,687
                                                                                             ================   ================


     Supplemental disclosures of cash flow information:

                     Cash paid for interest                                                             $422             $3,174
                                                                                             ================   ================

                     Cash paid for corporate income taxes                                             $1,625               $455
                                                                                             ================   ================


    See accompanying notes to the condensed consolidated financial statements

                           TOWN SPORTS INTERNATIONAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1997 AND NOVEMBER 30, 1997

                         All figures $'000, except share data

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's May 31, 1997 consolidated financial statements and notes thereto, included on Form S-4 (SEC File Number 333-40907). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the six-month period ended November 30, 1997, are not necessarily indicative of the results for the entire fiscal year ending May 31, 1998.


2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                        MAY 31, 1997        NOVEMBER 30, 1997
                                        ------------        -----------------
                                                (Amount in thousands)

9 3/4% Senior Notes payable             -                        $85,000

Term loan - Bank                        $30,000                        -

Subordinated Note payable                 7,384                        -

Capital lease obligations                 2,317                    1,895

Notes payable -Seller finance             1,370                    2,516
                                        -------                   ------
                                         41,071                   89,411
     Less, current portion due within
     one year                             1,924                    2,731
                                        -------                  -------

     Long-term portion                  $39,147                  $86,680
                                        -------                  -------
                                        -------                  -------

As of November 30, 1997, the Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $15.0 million ("the New Credit Facility"). The line of credit carries interest at the Company's option based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were no outstanding borrowings against this line of credit as of November 30, 1997; however, there were outstanding letters of credit of $1.3 million. The unutilized portion of the line of credit as of November 30, 1997, was $13.7 million. This line of credit matures October 15, 2002.

On October 16, 1997, the Company issued $85,000 of senior notes. The senior notes bear interest at an annual rate of 9 3/4%, payable semi-annually, due October 2004. The senior notes are uncollateralized. Approximately $41,500 of the proceeds from the issuance of the senior notes were used to repay existing indebtedness.

3.   ASSET ACQUISITIONS AND COMMITMENTS

During the quarter ended November 30, 1997, the Company acquired the assets of two fitness clubs. The purchase prices totaled $2.4 million which included $2.1 million payable at closing and the issuance of notes payable totaling $0.3 million. In connection with these fitness clubs as well as certain expansions in preexisting facilities, the Company entered into noncancelable operating leases expiring on or before May 31, 2018. Future minimum rental payments required under these leases total approximately $15.4 million.

4.   SUBSEQUENT EVENTS

Through January 1998, the Company acquired the assets of five fitness clubs. The purchase prices totaled $6.0 million which included $5.6 million payable at closing and the issuance of notes payable of $0.4 million. In connection with these fitness clubs, the Company entered into noncancelable operating leases expiring on or before May 31, 2014. Future minimum rental payments required under these leases total approximately $11.3 million.

5.   EXTRAORDINARY ITEM

During the quarter ended November 30, 1997, the Company completed an $85.0 million Senior Note financing. As part of this financing, the existing term loan, line of credit and subordinated note were repaid. Accordingly, previously capitalized fees and expenses relating to the repaid debt of $0.7 million were written off net of taxes of $0.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

In December 1996, the Company consummated a merger (the "Merger") pursuant to which, among other things, Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively "BRS") and certain institutional investors and certain members of the Company management acquired the Company's newly authorized Common Stock, Series A Preferred Stock and Series B Preferred Stock. In addition, pursuant to the Merger, the Company instituted a new option plan granting certain members of management options to acquire newly authorized Series B Preferred Stock and Common Stock.

RESULTS OF OPERATION

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996

REVENUES. Revenues increased $5.6 million, or 41% to $19.1 million for the quarter ended November 30, 1997 from $13.5 million in the quarter ended November 30, 1996. This increase resulted primarily from the continued maturation of the three clubs opened or acquired in fiscal 1996 (approximately $0.8 million, all due to membership growth), the six clubs opened or acquired in fiscal 1997 (approximately $2.3 million, of which $2.0 million is due to membership growth), and the five clubs acquired in fiscal 1998 (approximately $1.6 million, of which $1.4 million is due to membership growth). In addition, revenues increased by $0.9 million during the quarter ended November 30, 1997 at the Company's mature clubs resulting from membership growth.

OPERATING EXPENSES. Operating expenses increased $5.1 million, or 43% to $16.9 million for the quarter ended November 30, 1997 from $11.8 million in the quarter ended November 30, 1996 . The increase in total operating expenses resulted primarily from increases in: payroll related expenses ($2.5 million); club operating expenses ($1.5 million); and depreciation and amortization ($0.7 million). This increase was primarily attributable to the six clubs opened or acquired in fiscal 1997 (approximately $1.6 million) and the five clubs acquired in 1998 (approximately $2.1 million).

OPERATING INCOME. Operating income increased $0.5 million, or 31% to $2.2 million for the quarter ended November 30, 1997 from $1.7 million in the quarter ended November 30, 1996. The increase in operating income during the quarter ended November 30, 1997 is primarily attributable to revenue growth at the 14 clubs opened or acquired since fiscal 1995. Operating income as a percentage of revenues decreased from 12% in the quarter ended November 30, 1996 to 11% in the quarter ended November 30, 1997. The decrease in operating income as a percentage of revenues is attributable to the increased proportion of immature clubs, which generally are less profitable during the initial years of operation until membership reaches maturity.

INTEREST EXPENSE. Interest expense increased $1.6 million to $1.8 million for the quarter ended November 30, 1997 from $0.2 million in the quarter ended November 30, 1996. This is primarily as a result of the new debt financing structure put in place due to the Merger during the 1997 fiscal year and the refinancing of that debt by the $85.0 million Senior Note placement in October 1997.

INTEREST INCOME. Interest income increased $0.3 million to $0.3 million for the quarter ended November 30, 1997 primarily because of increased interest income from the investment of surplus cash subsequent to the October 1997 refinancing.

INCOME TAX PROVISION. Income tax provision decreased $0.3 million to $0.4 million for the quarter ended November 30, 1997, from $0.7 million in the quarter ended November 30, 1996, primarily as a result of decreased income due to increased interest expense offsetting increased operating income.

EXTRAORDINARY ITEM. During the quarter ended November 30, 1997, the Company undertook an $85.0 million Senior Note financing. As part of this financing the existing term loan, line of credit and subordinated note were repaid. Accordingly previously capitalized fees and expenses relating to the repaid debt of $0.7 million were written off net of tax effect of $0.7 million.

SIX MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1996

REVENUES. Revenues increased $10.4 million, or 40% to $36.3 million for the six months ended November 30, 1997 from $25.9 million in the six months ended November 30, 1996. This increase resulted primarily from the continued maturation of the three clubs opened or acquired in fiscal 1996 (approximately $1.7 million, of which $1.5 was related to membership growth), the six clubs opened or acquired in fiscal 1997 (approximately $4.6 million, of which $4.0 was related to membership growth and $0.6 million was related to increases in ancillary revenue), and the five clubs acquired in fiscal 1998 (approximately $2.3 million of which $2.0 was related to membership growth and $0.3 million was related to increases in ancillary revenue). In addition, revenues increased by $1.8 million during the six months ended November 30, 1997 at the Company's mature clubs, of which $1.6 million was due to membership growth.

OPERATING EXPENSES. Operating expenses increased $8.9 million, or 39% to $32.0 million for the six months ended November 30, 1997 from $23.1 million in the six months ended November 30, 1996 . The increase in total operating expenses resulted primarily from increases in: payroll related expenses ($4.4 million); club operating expenses ($3.1 million); and depreciation and amortization ($1.4 million). This increase was primarily attributable to the six clubs opened or acquired in fiscal 1997 (approximately $3.7 million) and the five clubs acquired in 1998 (approximately $3.5 million).

OPERATING INCOME. Operating income increased $1.5 million, or 53% to $4.3 million for the six months ended November 30, 1997 from $2.8 million in the six months ended November 30, 1996. Operating income as a percentage of revenues increased from 11% in the six months ended November 30, 1996 to 12% in the six months ended November 30, 1997. The increase in operating income during the six months ended November 30, 1997 is primarily attributable to revenue growth at the nine clubs opened or acquired during fiscal 1996 and 1997.

INTEREST EXPENSE. Interest expense increased $2.6 million to $3.0 million for the six months ended November 30, 1997 from $0.4 million in the six months ended November 30, 1996. This is primarily as a result of the new debt financing structure put in place due to the Merger during the 1997 fiscal year and the refinancing of that debt by the $85.0 million Senior Note placement in October 1997.

INTEREST INCOME. Interest income increased $0.3 million to $0.3 million for the six months ended November 30, 1997 primarily because of increased interest income from the investment of surplus cash subsequent to the October 1997 refinancing.

INCOME TAX PROVISION. Income tax provision decreased $0.3 million to $0.8 million for the six months ended November 30, 1997, from $1.2 million in the six months ended November 30, 1996, primarily as a result of decreased income due to increased interest expense offsetting increased operating income.

EXTRAORDINARY ITEM. During the six months ended November 30, 1997, the Company undertook an $85.0 million Senior Note financing. As part of this financing the existing term loan, line of credit and subordinated note were repaid. Accordingly previously capitalized fees and expenses relating to the repaid debt of $0.7 million were written off net of tax effect of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

On October 16, 1997, the Company completed an $85.0 million 9 3/4% Senior Note placement, the "Offering," and put in place a $15.0 million credit facility, the "New Credit Facility". After repayment of existing indebtedness of $41.5 million and payment of fees and expenses of $3.3 million, $40.2 million net proceeds were received by the Company.

The Company believes that cash generated from operations, together with the net proceeds of the Offering and amounts available under the New Credit Facility, will be adequate to meet its currently envisaged capital expenditures, debt service requirements, and working capital needs for the medium term. The Company has approximately $13.7 million in availability under the New Credit Facility. The New Credit Facility will mature on October 15, 2002 and has no scheduled interim amortization requirements.

The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the New Credit Facility will be subject to future economic conditions generally and to financial, business and other factors, many of which are beyond the Company's control.

Net cash provided by operating activities in the six month period ended November 30, 1997 was $6.6 million as compared with $5.6 million provided by operating activities in the six month period ended November 30, 1996. The increase reflects the continued maturation of recently opened facilities as well as improved performance at its mature clubs.

The Company invested $ 8.6 million in capital expenditures and asset acquisitions during the six months ended November 30, 1997. The Company estimates that it will invest a total of approximately $30.0 million in capital expenditures during the balance of fiscal 1998 and during fiscal 1999 to open or acquire additional clubs. It is estimated that a further $1.5 million will be expended during the balance of fiscal 1998 and $3.5 million during fiscal 1999 to maintain, upgrade and expand certain existing clubs.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new service offerings; changes in business strategy or plans; quality of management; availability and terms of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; and other factors described in filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

ITEM 5.  OTHER INFORMATION.
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          (11)  Statement of Computation of Per Share Data

          (27)  Financial Data Schedule (to be filed electronically).

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the third quarter of 1997.

                                     SIGNATURE

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOWN SPORTS INTERNATIONAL, INC.
                                     (Registrant)







DATE:   JANUARY 12, 1998           BY:  /S/ RICHARD PYLE
                                   ----------------------
                                   Richard Pyle
                                   Chief Financial Officer
                                   (principal financial and accounting officer)


DATE:  JANUARY 12, 1998            BY:  /S/ MARK SMITH
                                   -----------------------
                                   Mark Smith
                                   Chief Executive Officer and
                                   Chairman of the Board
                                   (principal executive officer)

                                   EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

(11)                Statement of  Computation of Per Share Data.

(27)                Financial Data Schedule (to be filed electronically).