Form 10-Q
period 1998-02-28
TOWN SPORTS INTERNATIONAL INC
filed 1998-03-30
CIK 1029787

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1998

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act   of   1934   for   the   Transition   period   from   ________________   to
____________________.


                        Commission file number 333-40907


                         TOWN SPORTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

NEW YORK                                               13-2749906
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

Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of the latest practicable date.   1,015,714.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        FOR THE QUARTER ENDED FEBRUARY 28
                                      INDEX


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)                              PAGE

          a)   Condensed Consolidated Statements of Operations for the
               three and nine months ended February 28, 1997 and 1998.        1

          b)   Condensed  Consolidated  Balance  Sheets  as of May 31,
               1997 and February 28, 1998                                     2

          c)   Condensed Consolidated  Statements of Cash Flow for the
               nine months ended February 28, 1997 and 1998                   3

          d)   Notes to Condensed Consolidated Financial Statements           4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              12

     Item 2.  Changes in Securities                                          12

     Item 3.  Defaults upon Senior Securities                                12

     Item 4.  Submission of Matters to a Vote of Security Holders            12

     Item 5.  Other Information                                              12

     Item 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURE                                                                    13

Exhibit Index                                                                14

           TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
           For the three and nine months ended February 28,
                    1997 and 1998 All figures $'000

                                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              FEBRUARY 28                        FEBRUARY  28
                                                                          1997             1998            1997              1998
                                                                      (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
Revenues:

     Club operations                                                   $ 14,251         $ 20,920         $ 38,919         $ 55,975
     Management fees                                                        168              445              806            1,168
     Rental Income                                                          255              258              682              715
     Share of net income (loss) in affiliated
       companies                                                            (30)             (12)             135               70
                                                                       --------         --------         --------         --------
                                                                         14,644           21,611           40,542           57,928
                                                                       --------         --------         --------         --------

Operating expenses

     Payroll and related                                                  6,446            8,621           16,892           23,421
     Compensation expense incurred in connection
       with stock options                                                 5,333              180            5,933              519
     Club operating                                                       4,577            6,580           12,761           17,847
     General and administrative                                             948            1,619            2,853            3,858
     Depreciation and amortization                                        1,173            2,000            3,120            5,361
                                                                       --------         --------         --------         --------
                                                                         18,477           19,000           41,559           51,006
                                                                       --------         --------         --------         --------

          Operating income (loss)                                        (3,833)           2,611           (1,017)           6,922

Interest expense                                                          1,001            2,316            1,420            5,284
Interest income                                                             (40)            (540)             (85)            (871)
                                                                       --------         --------         --------         --------

          Income (loss) before provision for
            corporate income taxes                                       (4,794)             835           (2,352)           2,509
Provision (benefit) for corporate income taxes                           (2,237)             384           (1,066)           1,229
                                                                       --------         --------         --------         --------
     Income (loss) before extraordinary item                             (2,557)             451           (1,286)           1,280

     Extraordinary item, net of related
       income tax of $647                                                  --               --               --               (730)

                                                                       --------         --------         --------         --------
Net income (loss)                                                        (2,557)             451           (1,286)             550
Accreted dividends on preferred stock                                      (480)            (613)            (480)          (1,763)
                                                                       --------         --------         --------         --------

          Net loss to common
           stockholders                                                ($ 3,037)        ($   162)        ($ 1,766)        ($ 1,213)
                                                                       ========         ========         ========         ========


 See accompanying notes to the condensed consolidated financial statements

           TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  May 31, 1997 and February 28, 1998
                 All figures $'000, except share data

                                                                                     MAY 31,          February 28,
                                ASSETS:                                               1997                1998
                                                                                  (Unaudited)         (Unaudited)
Current assets:

     Cash and cash equivalents                                                     $   2,468          $  38,291
     Accounts receivable                                                                 228                302
     Inventory                                                                           327                556
     Prepaid expenses                                                                    448                538
     Prepaid corporate income taxes                                                      202                 --
     Advances to, and amounts due from, affiliated companies                             129                227
                                                                                   ---------          ---------
         Total current assets                                                          3,802             39,914

Fixed assets, net of accumulated depreciation of $13,112 and
     $16,486 at May 31, 1997 and February 28, 1998                                    34,214             44,602
Investments in, and amounts due from, affiliated companies                               420                 28
Intangible assets, net of accumulated amortization of $857 and
     $1,671 at May 31, 1997 and February 28, 1998                                      4,425             12,125
Deferred tax asset                                                                     5,972              7,325
Deferred membership costs                                                              3,530              4,576
Other assets                                                                             456                567
                                                                                   ---------          ---------

         Total assets                                                              $  52,819          $ 109,137
                                                                                   =========          =========

                       LIABILITIES and STOCKHOLDERS' DEFICIT:

Current liabilities:

     Current portion of long-term debt and capital lease obligations               $   1,924          $   2,289
     Accounts payable and accrued expenses                                             5,715              9,498
     Deferred revenue                                                                  4,599              5,714
                                                                                   ---------          ---------
         Total current liabilities                                                    12,238             17,501

Long-term debt and capital lease obligations                                          39,147             86,446
Deferred lease liabilities                                                             6,625              8,437
Deferred revenue                                                                       1,036              1,815
Other liabilities                                                                        724                696
                                                                                   ---------          ---------
         Total liabilities                                                            59,770            114,895
                                                                                   ---------          ---------

Stockholders' deficit:
     Series A preferred stock, $1.00 par value; at liquidation value; authorized
       200,000 shares, 152,455 and 153,637 shares
       issued and outstanding at May 31, 1997 and February 28,1998                    16,250             18,116
     Series B preferred stock, $1.00 par value; at liquidation value;
       authorized 200,000 shares, 3,857 shares issued and
       outstanding at May 31, 1997 and February 28, 1998                                 144                159
     Class A voting common stock, $0.001 par value; authorized
       1,150,000 shares, 1,010,000 and 1,015,714 issued and
       outstanding at May 31, 1997 and February 28, 1998                                   1                  1
     Class B non-voting common stock, $0.01 par value; authorized
       500,000 shares, none issued and outstanding
     Paid-in capital                                                                    --                  525
     Accumulated deficit                                                             (23,346)           (24,559)
                                                                                   ---------          ---------
                       Total stockholders' deficit                                    (6,951)            (5,758)
                                                                                   ---------          ---------

                       Total liabilities and stockholders' deficit                 $  52,819          $ 109,137
                                                                                   =========          =========

    See accompanying notes to the condensed consolidated financial statements

           TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS of CASH FLOW
                       For the nine months ended
                      February 28, 1997 and 1998
                           All figures $'000
                 Increase in Cash and Cash Equivalents

                                                                                                       Nine months ended
                                                                                                          February 28
                                                                                                    1997                1998
                                                                                                    ----                ----
                                                                                                 (Unaudited)        (Unaudited)
Cash flows from operating activities:

     Net Income (loss)                                                                             ($ 1,286)         $    550
                                                                                                   --------          --------
     Adjustments  to  reconcile  net income (loss) to net cash  provided  by  operating activities:
     Depreciation and amortization                                                                    3,120             5,361
     Compensation expense incurred in connection with stock options                                   5,933               519
     Noncash rental expense, net of noncash rental income                                             1,084             1,809
     Share of net income in affiliated companies                                                       (135)              (70)
     Amortization of debt issuance costs                                                                 69               351
     Change in certain working capital components                                                       979             5,368
     Increase in deferred tax asset                                                                  (1,561)           (1,353)
     Increase in deferred membership costs                                                             (665)           (1,046)
     Write-off of deferred financing costs - extraordinary item                                          --             1,377
     Other                                                                                              (20)                8
                                                                                                   --------          --------
                     Total adjustments                                                                8,804            12,324
                                                                                                   --------          --------
                     Net cash provided by operating activities                                        7,518            12,874
                                                                                                   --------          --------

Cash flows from investing activities:
     Capital expenditures, net of effects of acquired businesses                                     (8,521)           (8,363)
     Acquisition of businesses                                                                       (1,688)          (10,033)
     Intangible and other assets                                                                       (280)             (382)
                                                                                                   --------          --------
                     Net cash used in investing activities                                          (10,489)          (18,778)
                                                                                                   --------          --------

Cash flows from financing activities:
     Proceeds from borrowings, net of expenses of issuance                                           37,393            85,642
     Repayments of borrowings                                                                         9,795           (44,039)
     Redemption of stock, including expenses                                                        (38,820)               --
     Issuance of stock net of expenses                                                               15,155               124
                                                                                                   --------          --------
                     Net cash provided by financing activities                                        3,933            41,727
                                                                                                   --------          --------

                     Net increase in cash and cash equivalents                                          962            35,823

Cash and cash equivalents at beginning of period                                                        928             2,468

                                                                                                   ========          ========
     Cash and cash equivalents at end of period                                                    $  1,890          $ 38,291
                                                                                                   ========          ========


Summary of the change in certain working capital  components,  net of effects of acquired businesses:
     Decrease (increase) in accounts receivable                                                         317               (74)
     Increase in inventory                                                                              (68)             (229)
     Decrease in prepaid expenses                                                                      (600)              (90)
     Decrease in prepaid corporate income taxes                                                          --               202
     Increase in amounts due from affiliated companies                                                  497               364
     Increase (decrease) in accounts payable and accrued expenses                                      (908)            3,301
     Increase in deferred revenue                                                                     1,741             1,894
                                                                                                   ========          ========
                     Net changes in working capital                                                     979             5,368
                                                                                                   ========          ========
Supplemental disclosures of cash flow information

     Fixed assets included in accounts payable                                                     $     69          $    482
                                                                                                   ========          ========

 See accompanying notes to the condensed consolidated financial statements

                    TOWN SPORTS INTERNATIONAL, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND FEBRUARY 28, 1998

                           All figures $'000

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's May 31, 1997 consolidated financial statements and notes thereto, included on Form S-4 (SEC File Number 333-40907). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three- and nine-month periods ended February 28, 1998, are not necessarily indicative of the results for the entire fiscal year ending May 31, 1998.


2.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                            MAY 31, 1997    FEBRUARY 28, 1998


9 3/4% Senior Notes payable                         --           $85,000

Term loan - Bank                               $30,000                --

Subordinated Note payable                        7,384                --

Capital lease obligations                        2,317             1,560

Notes payable -Seller finance                    1,370             2,176
                                               -------           -------
                                                41,071            88,735
                                               -------           -------
     Less, current portion due within
     one year                                    1,924             2,289
                                               -------           -------

     Long-term portion                         $39,147           $86,446
                                               =======           =======

As of February 28, 1998, the Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $15.0 million. The line of credit carries interest at the Company's option based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were no outstanding borrowings against this line of credit as of February 28, 1998; however, there were outstanding letters of credit of $1.4 million. The unutilized portion of the line of credit as of November 30, 1997, was $13.6 million. This line of credit expires on October 15, 2002.

On October 16, 1997, the Company issued $85.0 million of senior notes. The senior notes bear interest at an annual rate of 9 3/4%, payable semi-annually, due October 2004. The senior notes are uncollateralized. Approximately $41.5 million of the proceeds from the issuance of the senior notes were used to repay existing indebtedness.

Certain credit facilities contain various covenants including interest coverage (as defined) and a leverage ratio as well as restrictions on the payment of dividends.

3.   ASSET ACQUISITIONS AND COMMITMENTS

During the quarter ended February 28, 1998, the Company executed five purchase agreements thereby acquiring five fitness clubs. The aggregate purchase price totaled $6.1 million which included $5.8 million payable at closing and the issuance of notes payable totaling $0.3 million. In connection with these fitness clubs as well as certain future facilities, the Company entered into noncancelable operating leases expiring on or before May 31, 2014. Future minimum rental payments required under these leases total approximately $16.1 million.

During the quarter ended November 30, 1997, the Company executed two purchase agreements thereby acquiring two fitness clubs. The aggregate purchase price totaled $2.4 million which included $2.1 million payable at closing and the issuance of notes payable totaling $0.3 million. In connection with these fitness clubs as well as certain expansions in preexisting facilities, the Company entered into noncancelable operating leases expiring on or before May 31, 2018. Future minimum rental payments required under these leases total approximately $15.4 million.

4.   SUBSEQUENT EVENTS

In March 1998, the Company acquired the assets of a fitness club. The purchase price totaled $2.4 million which included $2.1 million payable at closing and the assumption of certain equipment lease obligations totaling $0.3 million. In connection with this club and future club facilities, the Company entered into noncancelable operating leases expiring on or before May 31, 2013. Future minimum rental payments required under these leases total approximately $7.4 million.

5.   EXTRAORDINARY ITEM

During the nine months ended February 28, 1998, the Company completed an $85.0 million Senior Note financing. As part of this financing, the existing term loan, line of credit and subordinated note were repaid. Accordingly, previously capitalized fees and expenses relating to the repaid debt of $1.4 million were written off net of taxes of $0.7 million.

6.   IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

For the three- and nine-months ended February 28, 1998, the Company adopted the provision of statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS 128"). SFAS 128 requires companies who have outstanding publicly traded equity securities to disclose basic and diluted per share data. The Company has no publicly traded equity securities and, accordingly, per share data has been omitted.

The Financial Accounting Standard Board ("FASB") issued Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS 130") in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS 130 for the year ending May 31, 1999.

Also in June 1997,  the FASB  issued  Financial  Accounting  Standard  No.  131,
Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers. Management does not believe that the future adoption of SFAS 131 will have a material effect on the Company's financial statements. The Company is required to adopt this standard for the year ending May 31, 1999.

In February 1998, the FASB issued Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement modifies financial statement disclosures related to pension and other postretirement plans, and will not have an effect on the Company's financial position or results of operations. The Company is required to adopt this standard for the year ending May 31, 1999.

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

RESULTS OF OPERATION

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

REVENUES. Revenues increased $7.0 million, or 48% to $21.6 million for the quarter ended February 28, 1998 from $14.6 million in the quarter ended February 28, 1997. This increase resulted primarily from the continued maturation of the three clubs opened or acquired in fiscal 1996 (approximately $0.7 million, all due to membership growth), the six clubs opened or acquired in fiscal 1997 (approximately $1.9 million, of which $1.6 million is due to membership growth), and the ten clubs acquired in fiscal 1998 (approximately $2.9 million, of which $2.5 million is due to membership growth). In addition, revenues increased by $1.3 million during the quarter ended February 28, 1998 at the Company's mature clubs primarily resulting from membership growth.

OPERATING EXPENSES. Operating expenses increased $0.5 million, or 3% to $19.0 million for the quarter ended February 28, 1998 from $18.5 million in the quarter ended February 28, 1997. The increase in total operating expenses resulted primarily from increases in: payroll related expenses ($2.2 million); club operating expenses ($2.0 million); and depreciation and amortization ($0.8 million), offset by a substantial reduction in compensation expense incurred in connection with stock options of $5.2 million which was caused by the Merger in December 1996. The increases were primarily attributable to the six clubs opened or acquired in fiscal 1997 (approximately $1.0 million) and the ten clubs acquired in fiscal 1998 (approximately $3.5 million). General and administrative expenses increased $0.7 million to support the increased number of clubs in operation during the quarter.

OPERATING INCOME. Operating income increased $6.4 million to $2.6 million for the quarter ended February 28, 1998 from a loss of $3.8 million in the quarter ended February 28, 1997. The increase in operating income during the quarter ended February 28, 1998 is primarily attributable to revenue growth at the 19 clubs opened or acquired since the end of fiscal 1995 and the substantial reduction in compensation expense incurred in connection with the stock options caused by the Merger in December 1996.

EARNINGS BEFORE DEPRECIATION, INTEREST, TAXES, NONCASH RENTAL EXPENSE AND NONCASH COMPENSATION EXPENSE IN CONNECTION WITH STOCK OPTIONS ("Adjusted Ebitda") Adjusted Ebitda increased $2.4 million, or 76% to $5.5 million for the quarter ended February 28, 1998 from $3.1 million for the quarter ended February 28, 1997. Adjusted Ebitda as a percentage of revenues increased to 25% from 21% in the comparable period of the previous fiscal year. The improvement in adjusted ebitda margin is principally attributable to the mix of mature and immature clubs operated by the Company. Because there is relatively little incremental cost associated with increasing revenues, there is a greater proportionate increase in profitability as clubs mature. Since the Company has acquired ten relatively more mature operations during this fiscal year, this mix has changed.

INTEREST EXPENSE. Interest expense increased $1.3 million to $2.3 million for the quarter ended February 28, 1998 from $1.0 million in the quarter ended February 28, 1997. This is primarily as a result of the new debt financing structure put in place due to the Merger during the 1997 fiscal year and the refinancing of that debt by the $85.0 million Senior Note placement in October 1997.

INTEREST INCOME. Interest income increased $0.5 million to $0.5 million for the quarter ended February 28, 1998 primarily because of increased interest income from the investment of surplus cash subsequent to the October 1997 refinancing.

INCOME TAX PROVISION. The income tax provision for the quarter ended February 28, 1998 was $0.4 million compared to a tax benefit of $2.2 million for the quarter ended February 28, 1997, primarily as a result of increased operating income and the substantial reduction in compensation expense incurred in connection with stock options caused by the Merger in December 1996.


NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1997

REVENUES. Revenues increased $17.4 million, or 43% to $57.9 million for the nine months ended February 28, 1998 from $40.5 million in the nine months ended February 28, 1997. These increases resulted primarily from the continued maturation of the three clubs opened or acquired in fiscal 1996 (approximately $2.4 million, of which $2.1 was related to membership growth), the six clubs opened or acquired in fiscal 1997 (approximately $7.0 million, of which $6.0 was related to membership growth and $1.0 million was related to increases in ancillary revenue), and the ten clubs acquired in fiscal 1998 (approximately $4.9 million of which $4.2 was related to membership growth and $0.7 million was related to increases in ancillary revenue). In addition, revenues increased by $3.1 million during the nine months ended February 28, 1998 at the Company's mature clubs, of which $2.5 million was due to membership growth.


OPERATING EXPENSES. Operating expenses increased $9.4 million, or 23% to $51.0 million for the nine months ended February 28, 1997 from $41.6 million in the nine months ended February 28, 1997. The increase in total operating expenses resulted primarily from increases in: payroll related expenses ($6.5 million);

club operating expenses ($5.1 million); and depreciation and amortization ($2.2 million), offset by a substantial reduction in compensation expense incurred in connection with stock options of $5.4 million which was caused by the Merger in December 1996. The increases were primarily attributable to the six clubs opened or acquired in fiscal 1997 (approximately $4.8 million) and the ten acquired in fiscal 1998 (approximately $7.0 million). General and administrative expenses increased $1.0 million to support the increased number of clubs in operation during the period.

OPERATING INCOME. Operating income increased $7.9 million to $6.9 million for the nine months ended February 28, 1998 from a loss of $1.0 million in the nine months ended February 28, 1997. The increase in operating income during the nine months ended February 28, 1998 is primarily attributable to revenue growth at the 19 clubs opened or acquired since 1995 and the absence of compensation expenses incurred in connection with stock options of $5.4 million.

EARNINGS BEFORE DEPRECIATION, INTEREST, TAXES, NONCASH RENTAL EXPENSE AND NONCASH COMPENSATION EXPENSE IN CONNECTION WITH STOCK OPTIONS ("Adjusted Ebitda") Adjusted Ebitda increased $5.5 million, or 60% to $14.6 million for the nine months ended February 28, 1998 from $9.1 million in the nine months ended February 28, 1997. Adjusted Ebitda as a percentage of revenues increased to 25% from 22% in the comparable period of the previous fiscal year. The improvement in adjusted ebitda margin is principally attributable to the mix of mature and immature clubs operated by the Company. Because there is relatively little incremental cost associated with increasing revenues, there is a greater proportionate increase in profitability as clubs mature. Since the Company has acquired ten relatively more mature operations during this fiscal year, this mix has changed.

INTEREST EXPENSE. Interest expense increased $3.9 million to $5.3 million for the nine months ended February 28, 1998 from $1.4 million in the nine months ended February 28, 1997. This is primarily as a result of the new debt financing structure put in place due to the Merger during the 1997 fiscal year and the refinancing of that debt by the $85.0 million Senior Note placement in October 1997.

INTEREST INCOME. Interest income increased $0.8 million to $0.9 million for the nine months ended February 28, 1998, primarily because of increased interest income from the investment of surplus cash subsequent to the October 1997 refinancing.

INCOME TAX PROVISION. The income tax provision for the nine months ended February 28, 1998 was $1.2 million compared to a tax benefit of $1.1 million for the nine months ended February 28, 1998, primarily as a result of increased operating income and the substantial reduction in compensation expense incurred in connection with stock options caused by the Merger in December 1996.

EXTRAORDINARY ITEM. During the nine months ended February 28, 1998 the Company undertook an $85.0 million Senior Note financing. As part of this financing the existing term loan, line of credit and subordinated note were repaid. Accordingly previously capitalized fees and expenses relating to the repaid debt of $1.4 million were written off net of tax effect of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

On October 16, 1997, the Company completed an $85.0 million 9 3/4% Senior Note placement, the "Offering," and put in place a $15.0 million credit facility, the "New Credit Facility". After repayment of existing indebtedness of $41.5 million and payment of fees and expenses of $3.3 million, $40.2 million net proceeds were received by the Company.

The Company believes that cash generated from operations, together with the net proceeds of the Offering and amounts available under the New Credit Facility, will be adequate to meet its currently envisaged capital expenditures, debt service requirements, and working capital needs for the medium term. The Company has approximately $13.6 million in availability under the New Credit Facility. The New Credit Facility will mature on October 15, 2002 and has no scheduled interim amortization requirements.

The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the New Credit Facility will be subject to future economic conditions generally and to financial, business and other factors, many of which are beyond the Company's control.

Net cash provided by operating activities in the nine month period ended February 28, 1998 was $12.9 million as compared with $7.6 million provided by operating activities in the nine month period ended February 28, 1997. The increase reflects the continued maturation of recently opened facilities as well as improved performance at its mature clubs.

The Company invested $19.3 million in capital expenditures and asset acquisitions during the nine months ended February 28, 1998. The Company estimates that it will invest a total of approximately $45.0 million in capital expenditures during the balance of fiscal 1998 and during fiscal 1999 to open or acquire additional clubs. It is estimated that a further $0.8 million will be expended during the balance of fiscal 1998 and $3.5 million during fiscal 1999 to maintain, upgrade and expand certain existing clubs.

The Company is in the process of assessing whether its computer systems will function properly with respect to dates in 2000 and thereafter, and has determined that certain software applications will require upgrading. The estimated cost of such upgrades is approximately $0.2 million.


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

ITEM 5.   OTHER INFORMATION.
Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          (27) Financial Data Schedule (to be filed electronically).

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the third quarter of fiscal 1998.

                                    SIGNATURE

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOWN SPORTS INTERNATIONAL, INC.
                                     (Registrant)







DATE:   APRIL 1, 1998              BY:  /S/ RICHARD PYLE
                                        ---------------------------------------
                                   Richard Pyle
                                   Chief Financial Officer
                                   (principal financial and accounting officer)


DATE:   APRIL 1, 1998              BY:  /S/ MARK SMITH
                                        ---------------------------------------
                                   Mark Smith
                                   Chief Executive Officer
                                   (principal executive officer)

                                  EXHIBIT INDEX



EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT


(27)                Financial Data Schedule (to be filed electronically).