Form 10-K405
period 1998-05-31
TOWN SPORTS INTERNATIONAL INC
filed 1998-08-17
CIK 1029787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal year ended May 31, 1998

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from       to

   Commission file number: 333-40907

                        TOWN SPORTS INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                  NEW YORK                                      13-2749906
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

                               888 SEVENTH AVENUE
                            NEW YORK, NEW YORK 10106
               (Address, including zip code and telephone number,
       including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    The aggregate market value of Common Stock held by non-affiliates of the registrant: Not applicable

    As of August 12, 1998, there were 1,015,714 shares of Class A Common Stock of the Company outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain exhibits filed with the Registrant's Registration Statements on Form S-1 and Form S-4 (File Nos. 333-61439 and 333-40907, as amended) are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                                               PAGE
             PART I

        1.   Business..........................................................................................          2
        2.   Properties........................................................................................          5
        3.   Legal Proceedings.................................................................................          7
        4.   Submission of Matters to a Vote of Security Holders...............................................          7

             PART II

        5.   Market for Registrant's Common Stock and Related Shareholder Matters..............................          7
        6.   Selected Financial Data...........................................................................          8
        7.   Managements' Discussion and Analysis of Financial Condition and Results of Operations.............         10
       7A.   Quantitative and Qualitative Disclosures About Market Risks.......................................         16
        8.   Financial Statements and Supplementary Data.......................................................         17
        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............         17

             PART III

       10.   Directors and Executive Officers of the Registrant................................................         18
       11.   Executive Compensation............................................................................         20
       12.   Security Ownership of Certain Beneficial Owners and Management....................................         23
       13.   Certain Relationships and Related Transactions....................................................         25

             PART IV

       14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................         26

                        TOWN SPORTS INTERNATIONAL, INC.
                                     PART I

ITEM 1. BUSINESS

    Town Sports International, Inc. (collectively with its subsidiaries, "Town Sports" or the "Company") is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of August 12, 1998, the Company operated 64 clubs that collectively served over 175,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. The Company's target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income in excess of $50,000.

    The Company's goal is to develop the premier health club network in each of the major metropolitan regions it enters. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. When entering new regions, the Company develops its clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, in fiscal 1998, approximately half of the Company's members participated in a membership plan that allows unlimited access to all of the Company's clubs for a higher membership fee.

    The Company has executed this strategy successfully in the New York region through the network of clubs it operates under its New York Sports Club ("NYSC") brand name. The Company is the largest fitness club operator in Manhattan with 23 locations and operates a total of 52 clubs under the NYSC name within a defined radius of New York City. The Company is in the process of more fully developing clusters within a smaller radius surrounding Washington, DC under its Washington Sports Club ("WSC") brand name and has begun establishing similar clusters surrounding Boston and Philadelphia under its Boston Sports Club ("BSC") and Philadelphia Sports Club ("PSC") brand names, respectively. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

    The Company has experienced significant growth over the past several years through a combination of (i) acquiring existing, privately owned, single and multi-club businesses, and (ii) developing and opening "greenfield" club locations. From May 31, 1993 to August 12, 1998, the Company acquired 32 existing clubs, opened 14 greenfield clubs, sold one club and closed one club at the expiration of its lease to increase its total clubs under operation from 20 to 64. The Company plans to acquire or open at least 25 clubs prior to December 31, 1999. The Company has achieved revenue growth over the past five fiscal years at a compound annual rate of approximately 34.9% from $24.9 million in fiscal 1994 to $82.4 million in fiscal 1998. This growth has been driven not only by the addition of acquired and greenfield club locations, but also through comparable club revenue growth, which has ranged from 10.9% to 27.3% for the past five fiscal years and was 26.2% in fiscal 1998. Comparable club revenue growth has enabled the Company to increase revenue per weighted average club in each of the past five fiscal years. Revenue per weighted average club has risen from $1.8 million in fiscal 1994 to $2.3 million in fiscal 1998. Based on the Company's historical experience, a new club tends to achieve significant increases in revenues during its first three years of operation as it reaches maturity. Because clubs experience little incremental cost associated with such revenue increases, the Company realizes a greater proportionate increase in profitability. This operating leverage has allowed it to achieve EBITDA growth over the past five years at a compound annual rate of approximately 44.8% from $3.6 million in fiscal 1994 to $15.9 million in fiscal 1998. The Company's rate of EBITDA growth from fiscal 1997 to fiscal 1998 accelerated to 89.6%. The Company reported net income of $277,000 in fiscal 1998 versus a net loss of $936,000 in fiscal 1997.

    The Company's model club ranges in size from approximately 15,000 to 25,000 square feet and averages approximately 20,000 square feet. Clubs typically have an open space to accommodate cardiovascular and strength-training exercise, as well as special purpose rooms to accommodate aerobic class instruction and other exercise programs. Locker rooms generally include a sauna and steam room. Management seeks to provide a broad array of high quality exercise programs and equipment that is both popular and effective, while reinforcing the quality exercise experience the Company strives to make available to its customers. While the Company does not generally build locations with amenities such as swimming pools or racquet and basketball courts, the Company does strive to establish at least one flagship club that has such amenities in each of its markets. Management believes that it is generally more economical to acquire clubs with such amenities than to develop them as greenfield clubs.

    Management engages in a detailed site analysis and selection process based upon information provided by the Company's proprietary development software to identify potential target areas for additional clubs based upon population demographics, traffic and commuting patterns, availability of sites and competitive market information. In addition to the Company's existing 64 clubs under operation and the 12 sites for which the Company has entered into lease commitments, management has identified approximately 125 target areas in which it plans to add clubs under the brand names NYSC, WSC, BSC or PSC. Management estimates that it will identify approximately 50 additional target areas in which to add clubs under these brand names. Once the Company begins to approach saturation of these regions, management will explore expansion opportunities in contiguous regions along the East Coast and the Mid-Atlantic. Since its inception, the Company has never closed a club prior to the expiration of a lease and has closed only one club at the expiration of a lease.

    The Company possesses an experienced management team, the top five executives of which have been working together at the Company since 1990. Management believes that it has the depth, experience and motivation to manage the Company's internal and external growth, and that the Company has put in place the infrastructure and systems to manage effectively the Company's planned expansion for the next three years. Management believes that the presence of such infrastructure will enable the Company over time to leverage certain fixed cost aspects of overhead to realize increased EBITDA margins as the Company continues to expand its club base. This operating leverage has already helped the Company to more than double its EBITDA margin to approximately 19.3% in fiscal 1998 compared to approximately 9.7% in fiscal 1997.

                           FORWARD-LOOKING STATEMENTS

    The matters discussed or incorporated by reference in this Report on Form 10-K contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and events may differ significantly from those discussed in such forward-looking statements. In addition to other information discussed herein, factors that might cause or contribute to such differences include the risks and uncertainties set forth under the caption "Risk Factors" in the Prospectus relating to the Offering and the Affiliate Stock Purchase, included in the Company's Registration Statement on Form S-1 (File No. 333-61439).

                           THE LIFESTYLE ACQUISITION

    On August 6, 1998, the Company acquired from Lifestyle Fitness of Springfield, Inc. and its affiliates (collectively, "Lifestyle") substantially all of the assets associated with Lifestyle's six fitness clubs located in New Jersey in a series of related transactions (the "Lifestyle Acquisition"). In addition, the Company assumed the obligations under a lease for a seventh club to be constructed in the same market area. For the twelve months ended June 30, 1998, Lifestyle generated revenues of approximately $7.9 million. The Company plans to operate these clubs under its NYSC brand name.

                   THE OFFERING AND AFFILIATE STOCK PURCHASE

    On August 13, 1998, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission covering shares of the Company's common stock, par value $0.001 per share, (the "Common Stock") as part of an initial public offering (the "Offering"). Concurrently with the consummation of the Offering, certain affiliates (the "Purchasing Affiliates") of the Company will purchase directly from the Company, shares of the Company's Common Stock, at a price per share equal to the initial public offering price, less the underwriting discount and commission.

ITEM 2. PROPERTIES

                                                                             DATE OPENED OR
                                                                               MANAGEMENT
LOCATION                                           ADDRESS                       ASSUMED
-----------------------------------  ------------------------------------  -------------------
NEW YORK SPORTS CLUBS:
 1. Manhattan                        404 Fifth Avenue                      January, 1974
 2. Manhattan                        151 East 86th Street                  January, 1977
 3. Manhattan                        61 West 62nd Street                   July, 1983
 4. Manhattan                        614 Second Avenue                     July, 1986
 5. Manhattan                        30 Cliff Street                       January, 1990
 6. Manhattan                        380 Madison Avenue                    January, 1990
 7. Manhattan                        151 Reade Street                      January, 1990
 8. Manhattan                        1601 Broadway                         September, 1991
 9. Manhattan                        50 West 34th Street                   August, 1992
10. Manhattan                        349 East 76th Street                  April, 1994
11. Manhattan                        248 West 80th Street                  May, 1994
12. Manhattan                        502 Park Avenue                       February, 1995
13. Manhattan                        117 Seventh Avenue South              March, 1995
14. Manhattan                        303 Park Avenue South                 December, 1995
15. Manhattan                        30 Wall Street                        May, 1996
16. Manhattan                        1635 Third Avenue                     October, 1996
17. Manhattan                        575 Lexington Avenue                  November, 1996
18. Manhattan                        278 Eighth Avenue                     December, 1996
19. Manhattan                        200 Madison Avenue                    February, 1997
20. Manhattan                        131 East 31st Street                  February, 1997
21. Manhattan                        2162 Broadway                         November, 1997
22. Manhattan                        633 Third Avenue                      April, 1998
23. Manhattan                        1657 Broadway                         July, 1998
24. Manhattan+                       217 Broadway                          Opening 1998
25. Manhattan*                       300 West 125th Street                 Opening 2000

26. Brooklyn, NY                     110 Boerum Place                      October, 1985
27. Brooklyn, NY                     1736 Shore Parkway                    June, 1998
28. Forest Hills, NY                 69-33 Austin Street                   April, 1997
29. Queens, NY                       153-67 A Cross Island Parkway         June, 1998
30. Staten Island, NY                300 West Service Road                 June, 1998

31. Great Neck, NY                   15 Barstow Road                       July, 1989
32. Scarsdale, NY                    696 White Plains Road                 October, 1995
33. Mamaroneck, NY                   124 Palmer Avenue                     January, 1997
34. White Plains, NY                 1 North Broadway                      September, 1997
35. Croton-on-Hudson, NY             420 South Riverside Drive             January, 1998
36. Nanuet, NY                       58 Demarest Mill Road                 May, 1998
37. Oceanside, NY*                   2909 Lincoln Avenue                   Opening 1999

38. Stamford, CT                     6 Landmark Square                     December, 1997
39. Stamford, CT                     106 Commerce Road                     January, 1998
40. Danbury, CT                      38 Mill Plain Road                    January, 1998
41. Stamford, CT+                    1063 Hope Street                      Opening 1998
42. Norwalk, CT*                     250 Westport Avenue                   Opening 1999

43. East Brunswick, NJ               8 Cornwall Court                      January, 1990
44. Princeton, NJ                    301 North Harrison Street             May, 1997

                                                                             DATE OPENED OR
                                                                               MANAGEMENT
LOCATION                                           ADDRESS                       ASSUMED
-----------------------------------  ------------------------------------  -------------------
45. Freehold, NJ                     200 Daniels Way                       April, 1998
46. Matawan, NJ                      163 Route 34                          April, 1998
47. Old Bridge, NJ                   Gaub Road and Route 516               April, 1998
48. Marlboro, NJ                     34 Route 9 North                      April, 1998
49. Fort Lee, NJ                     1355 15th Street                      June, 1998
50. Ramsey, NJ                       1100 Route 17 North                   June, 1998
51. Mahwah, NJ                       7 Leighton Place                      June, 1998
52. Parsippany, NJ                   2651 Route 10                         August, 1998
53. Springfield, NJ                  215 Morris Avenue                     August, 1998
54. Colonia, NJ                      1250 Route 27                         August, 1998
55. Franklin Park, NJ                3911 Route 27                         August, 1998
56. Plainsboro, NJ                   10 Schalks Crossing                   August, 1998
57. Somerset, NJ                     120 Cedar Grove Lane                  August, 1998
58. Hoboken, NJ+                     221 Washington Street                 Opening 1998
59. West Caldwell, NJ*               Bloomfield Avenue                     Opening 1999

WASHINGTON SPORTS CLUBS:
60. Washington, DC                   214 D Street, S.E.                    January, 1980
61. Washington, DC                   1835 Connecticut Avenue, N.W.         January, 1990
62. Washington, DC                   1990 M Street, N.W.                   February, 1993
63. Washington, DC                   2251 Wisconsin Avenue, N.W.           May, 1994
64. Bethesda, MD                     4903 Elm Street                       May, 1994
65. North Bethesda, MD               10400 Old Georgetown Road             June, 1998
66. Germantown, MD                   12623 Wisteria Drive                  July, 1998
67. Centreville, VA                  Old Centreville Crossing              December, 1997
68. Alexandria, VA*                  3654 King Street                      Opening 1999

BOSTON SPORTS CLUBS:
69. Boston, MA                       561 Boylston Street                   November, 1991
70. Allston, MA                      15 Gorham Street                      July, 1997
71. Weymouth, MA*                    553 Washington Street                 Opening 1999
72. Boston, MA*                      201 Brookline Avenue                  Opening 2000

PHILADELPHIA SPORTS CLUBS:
73. Philadelphia, PA+                220 South 5th Street                  Opening 1998
74. Philadelphia, PA*                2000 Hamilton Street                  Opening 1999

SWISS SPORTS CLUBS:
75. Basel, Switzerland               St. Johanns-Vorstadt 41               August, 1987
76. Zurich, Switzerland              Glarnischstrasse 35                   August, 1987

------------------------

+   Under construction, club in "pre-sales."

*   Signed leases for greenfield club development.

    In addition to the club locations listed above, the Company owns the 151 East 86th Street location, which houses a Company club and a retail tenant that generated approximately $500,000 of rental income for the Company during 1998. All other clubs occupy leased space pursuant to long-term leases (generally 15 to 25 years, including options). In the next five fiscal years (ending December31, 2004), only three of the Company's club leases will expire without any renewal option.

    The Company leases approximately 25,000 square feet of office space in New York City, and 3,000 square feet of office space in Washington, DC, for administrative, accounting and general corporate purposes. The Company also leases warehouse and commercial space in Long Island City, New York, for storage purposes and for the operation of a centralized laundry facility for certain New York clubs.

    As of May 31, 1998, 45 of the existing clubs were wholly-owned by the Company and four were managed and/or partly-owned by the Company (the "Managed Clubs"). The Managed Clubs are controlled by the Company, which acts as either general partner or managing agent, and are operated by the Company in the same manner as wholly owned clubs, subject to certain rights held by the Company's partners or the club owners, according to the applicable partnership or management agreements. As partner or manager, the Company receives a share of club cash flow, which varies from club to club, but is typically 40.0%. These amounts appear on the Company's income statements as management fees or as share of net income in equity investments. However, the gross revenue generated by the Managed Clubs (approximately $7.5 million per year) is not reflected in the financial statements, because the Managed Clubs are not consolidated. The Company acquired two Managed Clubs during fiscal 1995 and three Managed Clubs during fiscal 1998 which were originally party to management agreements with the Company. In the future, the Company may seek to acquire Managed Clubs, if such opportunities arise.

ITEM 3. LEGAL PROCEEDINGS

    A claim has been filed against the Company related to alleged copyright infringement from the unauthorized use of photographs in advertisements. The case was brought originally in federal court in June 1996 and was dismissed in February 1998 because the plaintiffs had not registered copyrights to the photographs. The claim was refiled in New York State Supreme Court on April 15, 1998. The Company has filed a motion to dismiss the state lawsuit which is presently pending. The plaintiffs seek an unspecified amount of damages, including the Company's profits attributable to the use of the photographs. Based on the advice of outside counsel, management believes that it is unlikely that the outcome of this matter will have a materially adverse effect on the business, results of operations or financial condition of the Company. Management is vigorously contesting this claim.

    The Company is a party to various other lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Not applicable

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT PER SHARE AND CLUB OPERATING DATA)

    Set forth below are selected historical consolidated financial and other operating data of the Company as of the dates and for the periods presented. The selected historical consolidated statement of operations data for the years ended May 31, 1996, 1997 and 1998 and the selected historical consolidated balance sheet data as of May 31, 1997 and 1998 were derived from the audited Consolidated Financial Statements of the Company, which are included herein. The selected historical consolidated statement of operations data for the years ended May 31, 1994 and 1995 and the selected historical consolidated balance sheet data as of May 31, 1994, 1995 and 1996 were derived from the audited consolidated financial statements of the Company, which are not included therein. The information contained in this table and accompanying notes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                                           YEAR ENDED MAY 31,
                                                                         ------------------------------------------------------
                                                                           1994       1995       1996       1997        1998
                                                                         ---------  ---------  ---------  ---------  ----------
STATEMENT OF OPERATIONS DATA:
Revenues...............................................................  $  24,890  $  33,349  $  43,755  $  56,567  $   82,350
Operating expenses:
  Payroll and related..................................................     10,799     16,105     18,626     23,321      33,309
  Club operating.......................................................      8,115     11,740     14,542     18,044      25,858
  General and administrative...........................................      2,359      3,321      3,562      3,774       5,825
  Depreciation and amortization........................................      1,514      2,168      2,929      4,219       7,736
  Compensation expense in connection with stock options(1).............         --        635      1,967      5,933       1,442
                                                                         ---------  ---------  ---------  ---------  ----------
    Operating income (loss)............................................      2,103       (620)     2,129      1,276       8,180
Interest expense, net..................................................        342        654        952      2,455       5,902
                                                                         ---------  ---------  ---------  ---------  ----------
    Income (loss) before provision for income tax (benefit)............      1,761     (1,274)     1,177     (1,179)      2,278
Provision for income tax (benefit).....................................        824       (541)       628       (243)      1,131
Extraordinary item.....................................................         --         --         --         --        (782)(2)
Cumulative effect of change in accounting policy.......................         --         --         --         --         (88)(3)
                                                                         ---------  ---------  ---------  ---------  ----------
    Net income (loss)..................................................        937       (733)       549       (936)        277
Accreted dividends on preferred stock..................................         --       (258)      (400)    (1,286)     (2,387)
    Net Income (loss) attributable to common stockholders..............  $     937  $    (991) $     149  $  (2,222) $   (2,110)
                                                                         ---------  ---------  ---------  ---------  ----------
                                                                         ---------  ---------  ---------  ---------  ----------
OTHER OPERATING DATA:
EBITDA(4)..............................................................  $   3,617  $   1,548  $   5,058  $   5,495  $   15,916
EBITDA margin(4).......................................................       14.5%       4.6%      11.6%       9.7%       19.3%
Deferred lease expense.................................................  $   1,017  $   1,232  $   1,277  $   1,620  $    2,671
Cash provided by (used in):
  Operating activities.................................................      2,839      3,283      5,695     12,302      15,733
  Investing activities.................................................     (5,648)    (7,674)    (5,487)   (13,571)    (36,040)
  Financing activities.................................................  $   2,910  $   4,244  $     144  $   2,809  $   40,836
New clubs opened(5)....................................................          4          2          2          3           1
Clubs acquired(5)......................................................         --         --          1          5          13
Wholly owned clubs operated at end of period(5)........................         16         20         23         28          45
Total clubs operated at end of period(6)...............................         23         25         28         35          49
Members at end of period(7)............................................     38,300     48,300     54,800     78,600     125,100
Comparable club revenue increase(8)....................................       10.9%      14.7%      27.3%      17.7%       26.2%
Revenue per weighted average club(9)...................................  $   1,809  $   1,794  $   2,017  $   2,267  $    2,287

                                                                                             AS OF MAY 31,
                                                                         ------------------------------------------------------
                                                                           1994       1995       1996       1997        1998
                                                                         ---------  ---------  ---------  ---------  ----------
BALANCE SHEET DATA:
Working capital........................................................  $  (1,219) $  (2,329) $  (4,048) $  (8,436) $    5,898
Total assets...........................................................     18,421     27,274     34,805     52,923     111,977
Long-term debt, including current installments.........................     10,205     10,430     10,453     41,071      88,289
Stockholders' equity (accumulated deficit).............................      2,343      1,987      5,474     (6,951)     (5,107)

------------------------

(1) Represents non-cash charges related to the vesting of certain stock options issued to management and the accretion of preferred dividends related to preferred stock underlying certain of such options.

(2) Reflects the write-off of previously capitalized fees and expenses of $782,000, net of taxes of $624,000, related to the repayment of certain indebtedness. See Note 15 to the Company's Consolidated Financial Statements.

(3) Prior to fiscal 1998, the Company capitalized direct costs incurred to obtain leases for new clubs to be constructed by the Company. During the quarter ended May 31, 1998, the Company adopted the provisions of Statement of Position 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5") which requires that these costs be expensed as incurred. In connection with the adoption of SOP 98-5 the Company, effective June 1, 1997, recorded a pre-tax charge of $88,000 net of $70,000 in taxes, as the cumulative effect of this accounting change. See Note 2(m) to the Company's Consolidated Financial Statements.

(4) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, extraordinary charges and cumulative effect of changes in accounting policy. EBITDA is presented because management believes it provides useful information regarding the operating performance and financial condition of the Company. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income (loss) or cash flow data prepared in accordance with GAAP or as a measure of the Company's profitability or liquidity. EBITDA Margin is defined as EBITDA as a percentage of revenues.

(5) During fiscal 1995, the Company acquired two formerly managed clubs. During fiscal 1997, the Company opened or acquired six clubs and closed one club upon the expiration of its lease. During fiscal 1998, the Company opened or acquired 14 clubs and acquired three formerly managed clubs.

(6) Includes all clubs whether wholly-owned or managed.

(7) Represents members at wholly-owned clubs only.

(8) The Company defines comparable clubs as those clubs operated by the Company for at least 13 full months.

(9) Revenue per weighted average club is calculated as club revenue divided by the product of the total numbers of clubs and their weighted average months in operation as a percentage of the total year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of August 12, 1998, the Company operated 64 clubs that collectively served over 175,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. The Company's target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income in excess of $50,000.

    The Company's goal is to develop the premier health club network in each of the major metropolitan regions it enters. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. In entering new regions, the Company develops these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, in fiscal 1998, approximately half of the Company's members participated in a membership plan that allows unlimited access to all of the Company's clubs for a higher membership fee.

    The Company has executed this strategy successfully in the New York region through the network of clubs it operates under its NYSC brand name. The Company is the largest fitness club operator in Manhattan with 23 locations and operates a total of 52 clubs under the NYSC name within a defined radius of New York City. The Company is in the process of more fully developing clusters within a smaller radius surrounding Washington, DC under its WSC brand name and has begun establishing similar clusters surrounding Boston and Philadelphia under its BSC and PSC brand names, respectively. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

    The Company's operating and selling expenses are comprised of both fixed and variable costs. The fixed costs include salary expense, rent, utilities, janitorial expenses and depreciation. Variable costs are primarily related to sales commissions, advertising and supplies. As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve.

    During the last several years, the Company has increased revenues and EBITDA by expanding its club base in the New York, Washington, DC, Boston and other metropolitan areas along the Northeast Corridor. As a result of the Company's expanding club base and relatively fixed nature of the Company's operating costs, the Company's EBITDA has increased from $1.5 million in fiscal 1995 to $15.9 million in fiscal 1998, and EBITDA as a percentage of revenues has increased from 4.6% to 19.3% over the same period. During the same period, the Company's net income increased from a net loss of $733,000 for fiscal 1995 to net income of $277,000 for fiscal 1998. Management expects the strong growth in revenues, EBITDA and net income to continue as the 25 clubs opened or acquired since the beginning of fiscal 1996 continue to mature. Based on the Company's historical experience, a new club tends to experience significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. In the aggregate, the 25 clubs opened or acquired since the beginning of fiscal 1996 generated revenue, EBITDA (before corporate overhead), and operating income (before corporate overhead) of $30.3 million, $5.8 million and $1.7 million, respectively. The Company believes that the revenues, EBITDA (before corporate overhead) and operating income (before corporate overhead) of these 25 clubs will increase significantly as they mature. As a result of the Company's accelerated expansion program, however, management expects EBITDA and operating income margins to be negatively impacted in the near term.

COMPARABLE CLUB REVENUE

    The Company defines comparable clubs as those clubs that were operated by the Company for at least 13 full months. The Company's comparable club revenue increased 26.2%, 17.7% and 27.3% in fiscal 1998, 1997 and 1996, respectively.

NET LOSSES

    The Company incurred a net loss of $936,000 in fiscal 1997 and $733,000 in fiscal 1995 and expects to incur a net loss during the seven months ended December 31, 1998. Losses have resulted from a variety of costs, including, but not limited to, amortization of goodwill and debt financing costs resulting from the Company's acquisition strategy as well as compensation expense incurred in connection with the vesting of certain stock options held by management. Increased goodwill, amortization, depreciation and financing costs associated with future acquisitions and greenfield club openings will impact profitability and may result in net losses in the future.

CHANGE OF FINANCIAL REPORTING PERIOD

    The Company intends to change its fiscal year end in order to report on a calendar year basis. As a result, the Company will report a short financial period for the seven months ended December 31, 1998, and thereafter on a calendar year basis beginning with fiscal 1999.

RECENT DEVELOPMENTS

    On August 6, 1998, the Company acquired from Lifestyle for approximately $10.6 million substantially all of the assets associated with Lifestyle's six fitness clubs located in New Jersey in a series of related transactions. In addition, the Company assumed the obligations under a lease for a seventh club to be constructed in the same market area. For the twelve months ended June 30, 1998, Lifestyle generated revenues of approximately $7.9 million. The Company plans to operate these clubs under its NYSC brand name.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                                                 FISCAL
                                                                     -------------------------------
                                                                       1996       1997       1998
                                                                     ---------  ---------  ---------
Revenue............................................................      100.0%     100.0%     100.0%
                                                                     ---------  ---------  ---------
Operating Expenses:
  Payroll and related..............................................       42.6       41.2       40.4
  Club operating...................................................       33.2       31.9       31.4
  General and administrative.......................................        8.1        6.7        7.1
  Depreciation and amortization....................................        6.7        7.5        9.4
  Compensation expense in connection with stock options............        4.5       10.5        1.8
                                                                     ---------  ---------  ---------
    Operating income...............................................        4.9        2.2        9.9
Interest expense, net..............................................        2.2        4.3        7.2
                                                                     ---------  ---------  ---------
  Income (loss) before provision for income tax (benefit)..........        2.7       (2.1)       2.7
Provision for income tax (benefit).................................        1.4       (0.4)       1.4
Extraordinary item.................................................     --         --           (0.9)
Cumulative effect of change in accounting policy...................     --         --           (0.1)
                                                                     ---------  ---------  ---------
    Net income (loss)..............................................        1.3       (1.7)       0.3
Accreted dividend on preferred stock...............................        0.9        2.2        2.9
    Net income (loss) attributable to common stockholders..........        0.4%      (3.9)%      (2.6)%
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

FISCAL 1998 COMPARED TO FISCAL 1997

    REVENUES. Revenues increased approximately $25.8 million, or 45.6%, to $82.4 million during fiscal 1998 from $56.6 million in fiscal 1997. This increase resulted primarily from the maturation of three clubs opened or acquired during fiscal 1996 (approximately $3.0 million, of which $2.7 million was related to membership growth); the six clubs opened or acquired during fiscal 1997 (approximately $8.1 million, of which $7.0 million was related to membership growth and $1.1 million was related to increase in ancillary revenue) and 14 clubs opened or acquired during fiscal 1998 (approximately $10.1 million, of which $8.7 million was related to membership growth and $1.4 million was related to increase in ancillary revenue). In addition, revenues increased during fiscal 1998 by $4.2 million at the Company's mature clubs of which $3.5 million was due to membership growth and $0.7 million was due to increased ancillary revenue such as sales of personal training.

    OPERATING EXPENSES. Operating expenses increased $18.9 million, or 34.1%, to $74.2 million in fiscal 1998 from $55.3 million in fiscal 1997. This increase was primarily due to a 40.4% increase in total club months to 417 in fiscal 1997 from 297 in fiscal 1996, in addition to the following factors:

        Payroll and related increased by $10.0 million, or 42.8%, to $33.3 million in fiscal 1998, from $23.3 million in fiscal 1997. This increase was attributable to the acquisition or opening of 14 clubs in fiscal 1998 and a full year of operating the six clubs opened or acquired in fiscal 1997.

        Club operating increased by $7.9 million, or 43.3%, to $25.9 million in fiscal 1998, from $18.0 million in fiscal 1997. This increase is attributable to the acquisition or opening of 14 clubs in fiscal 1998 and the additional expenses attributable to operating the six clubs opened or acquired by the Company in fiscal 1997.

        General and administrative increased by $2.0 million, or 54.3%, to $5.8 million in fiscal 1998, from $3.8 million. This increase is attributable to associated expenses as a result of the Company's expansion, such as the expansion of the Company's corporate office, the change in accounting policy to expense certain Organizational Costs in the period in which they are incurred rather than capitalizing them.

        Depreciation and amortization increased by $3.5 million, or 83.4%, to $7.7 million in fiscal 1998, from $4.2 million in fiscal 1997. This increase is attributable primarily to increased fixed assets and intangible assets arising out of new club acquisitions and openings during fiscal 1998, and a full year of depreciation and amortization for fixed asset additions, acquisitions or openings during fiscal 1997. Intangible assets acquired in fiscal 1997 and 1998 totaled $1.7 million and $14.5 million, respectively.

        Compensation expense in connection with stock options decreased by $4.5 million, or 75.7%, to $1.4 million in fiscal 1998, from $5.9 million in fiscal 1997. In 1997, this expense was attributable to the adjustment of the Company's stock options to fair market value in connection with the Recapitalization.

    INTEREST EXPENSE, NET. Interest expense increased $3.4 million to $5.9 million during fiscal 1998 from $2.5 million in fiscal 1997. The increased level of interest expense was primarily due to the issuance of the Senior Notes. (See
Note 6 to the Consolidated Financial Statements.)

    PROVISION FOR INCOME TAX (BENEFIT). The income tax provision for fiscal 1998 was $1.1 million compared to a tax benefit of $243,000 for fiscal 1997. For fiscal 1998, the Company's effective tax rate was negatively impacted by high state and local tax rates combined with a tax rate change. In fiscal 1997, the income tax benefit was reduced by adjustments to expected tax refunds reduced in part by the reversal of a valuation allowance on state net operating losses carryforward, which was no longer needed.

    EXTRAORDINARY ITEM. During fiscal 1998, the Company issued 9 3/4% Senior Notes due 2004 pursuant to which the Company repaid its existing indebtedness. Accordingly, previously capitalized fees and expenses of $1.4 million relating to the former debt were written off, $782,000 net of a tax effect of $624,000.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY. In accordance with the American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-5 (Accounting for the Costs of Start-up Activities), the Company has expensed all Organizational Costs capitalized in previous fiscal years. Accordingly, $158,000 was written off, $88,000 net of a tax effect of $70,000.

    ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the Preferred Stock increased $1.1 million to $2.4 million during fiscal 1998, from $1.3 million in fiscal 1997. This increase is the result of the Preferred Stock being outstanding for a full year in 1998 and for only five months in 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

    REVENUES. Revenues increased $12.8 million, or 29.3%, to $56.6 million during fiscal 1997 from $43.8 million in fiscal 1996. This increase resulted primarily from the maturation of four clubs opened or acquired during fiscal 1995 (approximately $2.8 million, of which $2.4 million was related to membership growth and $380,000 was related to dues and ancillary revenue increases), the three clubs opened or acquired in fiscal 1996 (approximately $4.3 million, of which $3.7 million was related to membership growth and $557,000 was related to dues and ancillary revenue increases), and the six clubs opened or acquired in fiscal 1997 (approximately $3.7 million, of which $3.1 million was related to membership growth and $596,000 was related to dues and ancillary revenue increases). In addition, revenues increased during fiscal 1997 due to revenue growth at the Company's mature clubs resulting from membership growth (approximately $2.1 million) as well as increased sales of personal services such as private training (approximately $560,000).

    OPERATING EXPENSES. Operating expenses increased $13.7 million, or 32.8%, to $55.3 million in fiscal 1997, from $41.6 million in fiscal 1996. This increase was primarily due to a 16.5% increase in total club months to 297 in fiscal 1996 from 255 in fiscal 1995, in addition to the following factors:

        Payroll and related increased by $4.7 million, or 25.2%, to $23.3 million in fiscal 1997, from $18.6 million in fiscal 1996. This increase was attributable to the acquisition or opening of six clubs in fiscal 1997 and a full year of operating the three clubs opened or acquired in fiscal 1996.

        Club operating increased by $3.5 million, or 24.1%, to $18.0 million in fiscal 1997, from $14.5 million in fiscal 1996. This increase is attributable to the acquisition or opening of six clubs in fiscal 1997 and the additional expenses attributable to operating three clubs opened or acquired by the Company in fiscal 1996.

        General and administrative increased by $212,000, or 6.0%, to $3.8 million in fiscal 1997, from $3.6 million in fiscal 1996.

        Depreciation and amortization increased by $1.3 million, or 44.0%, to $4.2 million in fiscal 1997, from $2.9 million in fiscal 1996. This increase is attributable to the increased fixed assets placed in service and intangible assets acquired arising out of acquisition or opening of new clubs.

        Compensation expense in connection with stock options increased by $3.9 million, or 201.6%, to $5.9 million in fiscal 1997, from $2.0 million in fiscal 1996. In 1997, this expense was attributable to the adjustment of the Company's stock options to fair market value in connection with the Recapitalization.

    INTEREST EXPENSE, NET. Interest expense, net, increased $1.5 million to $2.5 million in fiscal 1997 from $1.0 million in fiscal 1996, primarily as a result of increased indebtedness due to the Recapitalization during this period.

    PROVISION FOR INCOME TAX (BENEFIT). Provision for income tax (benefit) changed by $871,000 to a benefit of $243,000 in fiscal 1997 from an expense of $628,000 in fiscal 1996, as a result of the loss after interest expense in fiscal 1997. The Company's effective tax rate in fiscal 1996 was negatively impacted by losses at certain of the Company's clubs, incurred in states where the net operating loss could not be currently utilized. In fiscal 1997, the income tax benefit was reduced by adjustments to expected tax refunds partially offset by a reduction in the valuation allowance for the deferred tax assets.

    ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the Preferred Stock increased $886,000 to $1.3 million during fiscal 1997, from $400,000 in fiscal 1996. This increase reflects the issuance of the Preferred Stock in connection with the Recapitalization and redemption of formerly existing preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has satisfied its liquidity needs through cash flows from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

    OPERATING ACTIVITIES. Net cash provided by operating activities for fiscal 1998 was $15.7 million compared to $12.3 million and $5.7 million during fiscal 1997 and 1996, respectively. These increases were primarily due to the maturation of recently opened or acquired clubs, as well as improved performance in the Company's mature clubs. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives revenue either (i) during the month services are rendered, or (ii) when paid-in-full 12 months in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's revenues increase.

    INVESTING ACTIVITIES. The Company invested $36.0 million, $13.6 million and $5.5 million in capital expenditures and asset acquisitions during fiscal 1998, 1997 and 1996, respectively, primarily as a result of the Company's expansion efforts. The Company estimates that, through the end of fiscal 1999, it will invest a total of approximately $95.0 million in capital expenditures and asset acquisitions, which includes $8.0 million that management intends to invest to maintain and expand certain existing clubs and $2.5 million to further upgrade its management information systems.

    FINANCING ACTIVITIES. In October 1997, the Company issued the Senior Notes and entered into the Credit Facility. After payment of fees and expenses of $3.3 million, the Company received net proceeds of $81.7 million, of which $41.5 million was used for the repayment of certain indebtedness. The Senior Notes contain certain restrictive covenants and restrict the payment of dividends. The Credit Facility contains certain restrictive covenants, including a leverage ratio, an interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of May 31, 1998, the Company had approximately $13.0 million available under the Credit Facility, which matures in October 2002 and has no scheduled amortization requirements. The Credit Facility was recently amended to allow for maximum borrowings of $25.0 million. As of August 12, 1998, the Company had approximately $17.0 million available under the Credit Facility. Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of fiscal 1999, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of fiscal 1999. There can be no assurance that such financing will be available or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position and or materially adversely affect the Company's business, results of operations or financial condition.

EFFECT OF RECENT CHANGES IN ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME AND STATEMENT NO. 131 ("SFAS NO. 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way in which public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosure about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Based on current estimates, management does not believe that the adoption of SFAS No. 131 will have a material effect on the Company's financial statements.

    In February 1998, the Financial Accounting Standards Board issued Statement No. 132 ("SFAS No. 132"), EMPLOYER DISCLOSURES ABOUT PENSIONS AND OTHER POST RETIREMENT BENEFITS. This statement modifies financial statement disclosures related to pension and other post retirement plans. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), ACCOUNTING FOR

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

    Based on current estimates, management does not believe that the adoption of SFAS No. 130, SFAS No. 131 and SFAS No. 132, or the future adoption of SFAS No. 133, will have a material effect on the Company's financial statements.

INFLATION

    The Company believes that inflation has not had a material impact on its results of operations for the three years ended May 31, 1998.

YEAR 2000 COMPLIANCE

    The Company is assessing its information systems to determine the effect of the Year 2000 issue. The Company expects to implement the systems and programming changes necessary to address Year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its business, financial condition or results of operations or cash flows. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of necessary systems and changes to address the Year 2000 issues, and the Company's inability to implement such systems and changes in a timely manner could have a material adverse effect on the Company's business, results of operations or financial condition.

    The Company also relies directly and indirectly, on external systems of business enterprises such as third party suppliers, members, creditors and financial organizations, and of governmental entities for accurate exchange of data. Even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected by disruptions in the operation of the enterprises with which the Company interacts. Despite the Company's efforts to address the Year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Registrant's financial statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and a brief account of the business experience of each person who is currently a director or executive officer of the Company.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Mark Smith...........................................          39   Chief Executive Officer and Director
Robert Giardina......................................          40   President and Chief Operating Officer
Alexander Alimanestianu..............................          39   Executive Vice President, Development
Richard Pyle.........................................          39   Executive Vice President and Chief Financial Officer
Deborah Smith........................................          39   Senior Vice President, Operations
Leslie Kimerling.....................................          36   Senior Vice President, Information Management and
                                                                      Planning
Keith Alessi.........................................          43   Director
Paul Arnold..........................................          52   Director
Bruce Bruckmann......................................          44   Director
Stephen Edwards......................................          35   Director
Jason Fish...........................................          40   Director

    MARK SMITH joined the Company in 1985 and was appointed Chief Executive Officer in 1995. Prior to this appointment, he held the position of Executive Vice President of Development and International Operations. Mr. Smith has also served as a director of the Company since September 1995. Mr. Smith has had primary responsibility for the development and/or acquisition of the Company's clubs since 1990, as well as responsibility for the Company's Managed Clubs in Switzerland. Before joining the Company, Mr. Smith was a chartered accountant with Coopers & Lybrand in New York City, London and New Zealand, and a professional squash player.

    ROBERT GIARDINA has served as President and Chief Operating Officer of the Company since 1992. Mr. Giardina joined the Company in 1981 (when the Company had four clubs) after six years of employment with other fitness club companies. With over 20 years of experience in the club industry, Mr. Giardina has expertise in virtually every aspect of facility management and club operations. In addition to operations, Mr. Giardina has primary responsibility for sales and marketing.

    ALEXANDER ALIMANESTIANU joined the Company in 1990, and became Executive Vice President, Development in 1995. From 1990 to 1995, Mr. Alimanestianu served as Vice President and Senior Vice President. Before joining the Company, he worked as a corporate attorney for six years with one of the Company's outside law firms. Mr. Alimanestianu has been involved in the development or acquisition of over 40 of the Company's clubs.

    RICHARD PYLE, a British chartered accountant, joined the Company in 1987 and has been chiefly responsible for the Company's financial matters since that time, as a Vice President in 1988, Senior Vice President and Chief Financial Officer in 1992 and Executive Vice President in 1995, successively. Before joining the Company, Mr. Pyle worked in public accounting (in the United States, Bermuda, Spain and in England) specializing in the hospitality industry, and as the corporate controller for a British public company in the leisure industry.

    DEBORAH SMITH joined the Company in 1987, and served as Vice President before her appointment as a Senior Vice President of Operations in 1995. Ms. Smith has been responsible for the startup and operation of Company clubs in New York, Switzerland, Maryland and Washington, DC. She oversees club operations in all U.S. geographic areas.

    LESLIE KIMERLING joined the Company in 1994 and became Senior Vice President in 1995 with responsibility for the development of the Company's information management and planning capabilities. Prior to joining the Company, Ms. Kimerling was a management consultant for four years.

    KEITH ALESSI has served as a director of the Company since April, 1997. Mr. Alessi is President, Chief Executive Officer and a director of Telespectrum Worldwide, Inc., a position he has held since March 1998. From May 1996 to March 1998, Mr. Alessi served as Chairman, President and Chief Executive Officer of Jackson Hewitt, Inc. Prior to that, Mr. Alessi held various positions with Farm Fresh, Inc. including Chief Financial Officer and President. Mr. Alessi is also a director of Cort Business Services, Inc. and Shoppers Food Warehouse Corp.

    PAUL ARNOLD has served as a director of the Company since April, 1997. Mr. Arnold has served as President and Chief Executive Officer of Cort Business Services, Inc., a leading national supplier of high end rental furniture since 1992.

    BRUCE BRUCKMANN has served as a director of the Company since December, 1996. Since 1994, Mr. Bruckmann has served as a principal of BRS. From 1983 until 1994, Mr. Bruckmann served as an officer and subsequently a Managing Director of Citicorp Venture Capital, Ltd. ("CVC"). Mr. Bruckmann is currently a director of Mediq Inc., Penhall International, Inc., Jitney Jungle Stores of America, Inc., Mohawk Industries, Inc., AmeriSource Distribution Corporation, Chromcraft Revington Corporation, Cort Business Services, Inc. and Anvil Knitwear, Inc. and a director of several private companies.

    STEPHEN EDWARDS has served as a director of the Company since December, 1996. Since 1994, Mr. Edwards has served as a principal of BRS. From 1993 until 1994, Mr. Edwards served as an officer of CVC. From 1988 through 1991, he was an associate of CVC. Prior to joining CVC, Mr. Edwards worked with Citicorp/Citibank in various corporate finance positions. Mr. Edwards is currently a director of Anvil Knitwear, Inc. and a director of several private companies.

    JASON FISH has been a director of the Company since December, 1996. Mr. Fish has been a Managing Member of Farallon Capital Management, L.L.C. ("FCM") and Farallon Partners, L.L.C., the Farallon's two management entities, since April 1996. Mr. Fish was a General Partner of the Farallon investment partnerships and a Managing Director of FCM's predecessor, Farallon Capital Management, Inc., from 1990 to 1996.

ITEM 11. EXECUTIVE COMPENSATION

    The following summarizes, for the fiscal year indicated, the principal components of compensation for the Company's Chief Executive Officer and the four highest compensated executive officers (collectively, the "named executive officers"). The compensation set forth below fully reflects compensation for work performed on behalf of the Company.

                                                        ANNUAL COMPENSATION
                                            -------------------------------------------
                                                                        OTHER ANNUAL         LONG-TERM COMPENSATION
                                  FISCAL      SALARY      BONUS(1)      COMPENSATION           AWARDS COMMON STOCK
  NAME AND PRINCIPAL POSITION      YEAR         ($)          ($)             ($)          UNDERLYING OPTIONS/ SARS (#)
-------------------------------  ---------  -----------  -----------  -----------------  -------------------------------
Mark Smith, Chief Executive
  Officer......................       1998      360,500      330,000         --                        --
                                      1997      350,000      176,000         --                         8,830
Robert Giardina, President and
  Chief Operating Officer......       1998      341,906      250,000         --                        --
                                      1997      331,948      118,000         --                         8,829
Richard Pyle, Executive Vice
  President and Chief Financial
  Officer......................       1998      187,399      187,500         --                        --
                                      1997      181,941       85,000         --                         8,828
Alexander Alimanestianu,
  Executive Vice President,
  Development..................       1998      187,399      187,500         --                        --
                                      1997      178,711       85,000         --                         8,828
Deborah Smith, Senior Vice
  President, Operations........       1998      141,100      125,000         --                           400
                                      1997      136,990       63,475         --                         5,350

------------------------

(1) Includes annual bonus payments under the Company's Annual Bonus Plan.

OPTION/SAR GRANTS DURING FISCAL 1998

    The following discloses options on the Company's Common Stock granted during fiscal 1998 to the named executive officer.

                                                          INDIVIDUAL GRANT                           POTENTIAL REALIZABLE VALUE
                                  ----------------------------------------------------------------    AT ASSUMED ANNUAL RATES
                                     NUMBER OF                                                             OF STOCK PRICE
                                    SECURITIES       % OF TOTAL                                           APPRECIATION FOR
                                    UNDERLYING      OPTIONS/SARS                                            OPTION TERM
                                     OPTIONS/        GRANTED TO                                     ----------------------------
                                       SAR'S        EMPLOYEES IN                                      5% ANNUAL     10% ANNUAL
                                      GRANTED        FISCAL YEAR    EXERCISE OR BASE   EXPIRATION    GROWTH RATE    GROWTH RATE
NAME                                  (#)(1)             (%)            PRICE ($)         DATE           ($)            ($)
--------------------------------  ---------------  ---------------  -----------------  -----------  -------------  -------------
Deborah Smith...................           400             2.72             17.50          4-3-08        11,402         18,156

------------------------

(1) All of such options were granted under the Company's option plan. The options granted under the option plan are subject to accelerated vesting over five years subject to certain performance targets and repurchase provisions upon termination of employment.

AGGREGATED OPTION/SAR EXERCISES DURING 1998 AND 1998 YEAR-END OPTION/SAR VALUES

    The following summarizes exercises of stock options (granted in prior years) by the named executive officers during fiscal 1998, as well as the number and value of all unexercised options held by the named executive officers at the end of fiscal 1998.

                                                             NUMBER OF SECURITIES
                                                            OPTIONS/SARS AT FY-END
                                                                      (#)              VALUE OF UNEXERCISED IN-THE-
                                                            UNDERLYING UNEXERCISED         MONEY OPTIONS/SARS AT
                           SHARES                          -------------------------  FY-END($)(1)
                          ACQUIRED
                             ON               VALUE        EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
                        EXERCISE (#)        REALIZED       -------------------------  -------------------------------
NAME                       COMMON          ($) COMMON         COMMON      PREFERRED        COMMON         PREFERRED
---------------------  ---------------  -----------------  -------------  ----------  ----------------  -------------
Mark Smith...........        --                --            3,532/5,298    42,812/0     58,278/87,417    1,070,289/0
Robert Giardina......        --                --            3,532/5,297    32,793/0     58,278/87,400      819,829/0
Richard Pyle.........        --                --            3,532/5,296    27,569/0     58,278/87,384      689,225/0
Alexander
  Alimanestianu......        --                --            3,532/5,296    27,199/0     58,278/87,384      679,983/0
Deborah Smith........        --                --            2,220/3,530     9,530/0     35,310/52,965      238,257/0

------------------------

(1) Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price. Fair market value was determined in good faith by the Board of Directors and was based upon the historical and projected financial performance of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The current members of the Compensation Committee are Bruce Bruckmann, Stephen Edwards and Mark Smith. Messrs. Bruckmann and Edwards are non-employee directors of the Company.

MANAGEMENT EQUITY AGREEMENTS

    Simultaneously with the Recapitalization, the Company entered into Executive Stock Agreements with certain of the officers and other key employees of the Company. Pursuant to the Executive Stock Agreements, the executives each have purchased shares of Common Stock and/or shares of Series B Preferred of the Company at a purchase price of $1.00 per share of Common Stock and $35.00 per share of Series B Preferred Stock.

EQUITY INCENTIVE PLAN

    The Company intends to adopt the Long-Term Equity Incentive Plan (the "Equity Incentive Plan"), designed to provide incentives to present and future executive, managerial, marketing, technical and other key employees, and consultants and advisors of the Company and its subsidiaries ("Participants") as may be selected in the sole discretion of the Company's Board of Directors. The Equity Incentive Plan will provide for the granting to participants of the following types of incentive awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Compensation Committee of the Board (the "Committee") deems to be consistent with the purposes of the Equity Incentive Plan. An aggregate amount of shares of Common Stock (which amount represents approximately 5.0% of the Company's authorized Common Stock) are reserved for issuance under the Equity Incentive Plan. The Equity Incentive Plan affords the Company latitude in tailoring incentive compensation for the retention of key personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices.

    The Committee will have exclusive discretion to select the Participants and to determine the type, size and terms of each award, to modify the terms of awards, to determine when awards will be granted and paid, and to make all other determinations which it deems necessary or desirable in the interpretation and administration of the Equity Incentive Plan. The Equity Incentive Plan will terminate ten years from the date that is approved and adopted by the stockholders of the Company, unless extended for up to an additional five years by action of the Board of Directors. With limited exceptions, including termination of employment as a result of death, disability or retirement, or except as otherwise determined by the Committee, rights to these forms of contingent compensation will be forfeited if a recipient's employment or performance of services terminates within a specified period following the award. Generally, a Participant's rights and interest under the Equity Incentive Plan will not be transferable except by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order.

    Options, which include nonqualified stock options and incentive stock options, are rights to purchase a specified number of shares of Common Stock at a price fixed by the Committee. The option price may be less than, equal to or greater than the fair market value of the underlying shares of Common Stock, but in no event shall the exercise price of an incentive stock option be less than the fair market value on the date of grant. Options generally will expire no later than ten years after the date on which they are granted. Options will become exercisable at such times and in such installments as the Committee shall determine. Payment of the option price must be made in full at the time of exercise in such form (including, but not limited to, cash or Common Stock of the Company) as the Committee may determine.

    The Equity Incentive Plan will provide that an SAR may be granted alone, or in connection with the grant of an option, either at the time of grant of the related option or by amendment thereafter to an outstanding option. SARs granted in connection with options shall be exercisable only when, to the extent and on the condition that, any related option is exercisable. The exercise of an option shall result in an immediate forfeiture of any related SAR to the extent the option is exercised, and the exercise of an SAR shall cause an immediate forfeiture of any related option to the extent the SAR is exercised.

    Upon the exercise of an SAR, the Participant shall be entitled to a distribution in an amount equal to the difference between the fair market value of a share of Common Stock on the date of exercise and the exercise price of the SAR or, in the case of SARs granted in tandem with options, any option to which the SAR is related, multiplied by the number of shares of Common Stock as to which the SAR is exercised. The Committee shall decide whether such distribution shall be in cash, in shares of Common Stock having a fair market value equal to such amount, in other securities having a fair market value equal to such amount or in a combination thereof.

    A restricted stock award will be an award of a given number of shares of Common Stock which are subject to a restriction against transfer and to a risk of forfeiture, during a period set by the Committee. During the restriction period, the Participant generally will have the right to vote and receive dividends on the shares. Dividends received while under restriction will be treated as compensation.

    The Equity Incentive Plan will provide that performance awards are those whose final value, if any, is determined by the degree to which specified performance objectives have been achieved during an award period set by the Committee, subject to such adjustments as the Committee may approve based on relevant factors. Performance objectives will be based on measures of Company, unit or Participant performance, or any combination of these and other factors, as the Committee may determine. The Committee will make such adjustments in the computation of any performance measure as it deems appropriate. The Committee shall determine the portion of each performance award that has been earned by a participant on the basis of the Company's performance over the performance cycle in relation to the performance goals for such cycle. The earned portion of a performance award may be paid out in shares of Common Stock, cash, other securities of the Company, or any combination thereof, as the Committee may determine.

    The Equity Incentive Plan will also provide that, upon the liquidation or dissolution of the Company, all outstanding awards under the Equity Incentive Plan shall terminate immediately prior to the consummation of such liquidation or dissolution, unless otherwise provided by the Committee. In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, distribution of assets, or any other change in the corporate structure or shares of the Company, the Committee shall make such adjustment as it deems appropriate in the number and kind of shares or other property reserved for issuance under the Equity Incentive Plan, in the number and kind of shares or other property covered by grants previously made under the Equity Incentive Plan, and in the exercise price of outstanding options and SARs. In the event of any merger, consolidation or other reorganization in which the Company is not the surviving or continuing entity or in which a change in control is to occur, all of the Company's obligations regarding options, SARs performance awards, and restricted stock that were granted hereunder and that are outstanding on the date of such event shall, on such terms as may be approved by the Committee prior to such event, be assumed by the surviving or continuing entity or canceled in exchange for property (including cash).

COMPANY BENEFIT PLANS

    In April 1996, the Company implemented a 401(k) salary deferral plan (the "401(k) Plan") which is available to eligible employees, as defined. The 401(k) Plan provides for the Company to make discretionary contributions. The Company, however, elected not to make contributions for either fiscal 1998, 1997 or 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth (as of May 31, 1998) certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock by:
(i) each person or entity who owns of record or beneficially more than 5% or more of any class of the Company's voting securities; (ii) each named executive officer and director of the Company; and (iii) all directors and named executive officers of the Company as a group.

                                                                                     PERCENTAGE
                                                            COMMON STOCK              OF COMMON             SERIES A
NAME                                                   BENEFICIALLY OWNED(1)    STOCK OUTSTANDING(1)    PREFERRED STOCK
-----------------------------------------------------  ----------------------  -----------------------  ----------------
BRS (2)
  126 East 56th Street, 29th Floor
  New York, New York 10022...........................           504,456                   49.7%               104,330
The Farallon Entities (3)
  One Maritime Plaza, Suite 1325
  San Francisco, California 94111....................           198,461                   19.5%                41,045
Canterbury Mezzanine Capital, L.P. (4)
  600 Fifth Avenue, 23rd Floor
  New York, New York 10020...........................           124,022                   11.0%                --

EXECUTIVE OFFICERS AND DIRECTORS:
Mark Smith (5).......................................            74,955                    7.3%                --
Robert Giardina (5)..................................            59,480                    5.8%                --
Richard Pyle (5).....................................            50,839                    5.0%                --
Alexander Alimanestianu (5)..........................            51,410                    5.0%                --
Deborah Smith (5)....................................            21,338                    2.1%                --
Bruce C. Bruckmann (6)...............................           517,642                   51.0%               106,973
Stephen Edwards (7)..................................           504,456                   49.7%               104,330
Jason Fish (8).......................................           198,461                   19.5%                41,045
Paul Arnold..........................................                 *                   *                       591
Keith Alessi.........................................                 *                   *                       591

EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP:
(10 persons)(9)......................................            974,125                   92.7%              153,637


                                                           SERIES B
NAME                                                   PREFERRED STOCK
-----------------------------------------------------  ----------------
BRS (2)
  126 East 56th Street, 29th Floor
  New York, New York 10022...........................         --
The Farallon Entities (3)
  One Maritime Plaza, Suite 1325
  San Francisco, California 94111....................         --
Canterbury Mezzanine Capital, L.P. (4)
  600 Fifth Avenue, 23rd Floor
  New York, New York 10020...........................         --
EXECUTIVE OFFICERS AND DIRECTORS:
Mark Smith (5).......................................           42,812
Robert Giardina (5)..................................           32,793
Richard Pyle (5).....................................           27,569
Alexander Alimanestianu (5)..........................           27,199
Deborah Smith (5)....................................           10,080
Bruce C. Bruckmann (6)...............................         --
Stephen Edwards (7)..................................         --
Jason Fish (8).......................................         --
Paul Arnold..........................................         --
Keith Alessi.........................................        --
EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP:
(10 persons)(9)......................................          140,453

------------------------

*   Represents less than 1%.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of August 12, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2) Excludes shares held individually by Mr. Bruckmann and other individuals (and affiliates and family members thereof), each of whom are employed by BRS.

(3) Includes shares held by each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P. and R.R. Capital Partners, L.P. (the "Farallon Entities"). Farallon Partners, L.L.C. is the general partner of each of the Farallon Entities. Farallon Partners, L.L.C. disclaims beneficial ownership of such shares.

(4) Includes a warrant to purchase 114,022 shares of Common Stock with an exercise price of $.01 per share and an expiration date of December 10, 2006. See "Description of Capital Stock--Warrant."

(5) Includes options to acquire, exercisable within 60 days, Common Stock, and Series B Preferred Stock options, exercisable within 60 days, pursuant to the Old Option Plan and the Preferred Option Plan, respectively. Messrs. Smith, Giardina, Pyle, Alimanestianu and Ms. Smith each hold such options on 8,830, 8,829, 8,828, 8,828 and 5,430 shares of Common Stock, respectively. All shares of Series B Preferred Stock beneficially owned by such persons are in the form of Series B Options, except with respect to Ms. Smith only, 9,530 shares are in the form of Series B Options. The address for each of these named executive officers is the same as the address of the Company's principal executive offices.

(6) Includes 504,456 shares held by BRS, and approximately 2,971 shares held by certain other family members of Mr. Bruckmann. Mr. Bruckmann disclaims beneficial ownership of such shares held by BRS.

(7) Includes shares held by BRS. Mr. Edwards disclaims beneficial ownership of such shares.

(8) Includes shares held by each of the Farallon Entities. Mr. Fish is a managing member of Farallon Partners, L.L.C., which is the general partner of each of the Farallon Entities. Mr. Fish disclaims beneficial ownership of such shares.

(9) Includes (i) shares held by BRS, which may be deemed to be owned beneficially by Messrs. Bruckmann and Edwards, and (ii) shares held by the Farallon Entities, which may be deemed to be owned beneficially by Mr. Fish. Excludes the shares beneficially owned by BRS and the Farallon Entities, the directors and named executive offices as a group beneficially own (i) 276,922 shares of Common Stock (which represents approximately 26.2% of the Common Stock on a fully diluted basis), (ii) 3,909 shares of Series A Preferred Stock, and (iii) 140,453 shares of Series B Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  THE RECAPITALIZATION

    In December 1996, the Company consummated the Recapitalization pursuant to which, among other things: (i) all shares of the Company's preferred stock outstanding prior to the Recapitalization were redeemed or converted into shares of the Company's then authorized common stock ("Old Common Stock"); (ii) all shares of Old Common Stock (other than shares held by certain members of the Company's management team) were exchanged for cash; and (iii) BRS and the Farallon Entities acquired shares of the Company's Common Stock and Series A Preferred Stock, representing approximately 73.0% of the Company's voting equity interests on a fully-diluted basis. In addition, certain members of the Company's management acquired shares of the Company's Common Stock and Series B Preferred Stock representing approximately 27.0% of the Company's voting equity interests on a fully-diluted basis. In addition, pursuant to the Recapitalization, the Company instituted the Old Option Plan and the Preferred Option Plan, which granted certain members of the Company's management, options to acquire the Company's Common Stock and Series B Options, respectively.

REGISTRATION RIGHTS AGREEMENT

    In connection with the Recapitalization, the Company, BRS, the Farallon Entities, Canterbury Mezzanine Capital, L.P. ("CMC"), certain members of management and other shareholders of the Company entered into a Registration Rights Agreement, dated December 10, 1996 (as amended, the "Registration Rights Agreement"). Pursuant to the terms of the Registration Rights Agreement, BRS, the Farallon Entities and CMC have the right to require the Company, at the expense of the Company and subject to certain limitations, to register under the Securities Act all or part of the shares of Common Stock (the "Registrable Securities") held by them. BRS is entitled to demand up to three long-form registrations at any time and unlimited short-form registrations. Farallon is entitled to demand one long-form registration (but only one year after the Company has consummated an initial registered public offering of its Common Stock) and up to three short-form registrations. CMC is entitled to demand up to two short-form registrations.

    All holders of Registrable Securities are entitled to an unlimited number of "piggyback" registrations, with the Company paying all expenses of the Offering, whenever the Company proposes to register its Common Stock under the Securities Act. Each such holder is subject to certain pro rata limitations on its ability to participate in such a "piggyback" registration. In addition, pursuant to the Registration Rights Agreement, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including certain liabilities under the Securities Act.

PROFESSIONAL SERVICES AGREEMENT AND TRANSACTION FEES

    In connection with the Recapitalization, Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS Co."), an affiliate of BRS, and the Company entered into a Professional Services Agreement, whereby BRS Co. agreed to provide certain advisory and consulting services to the Company. In exchange for such services, BRS Co. receives an annual fee of $250,000 per calendar year while they own at least 20.0% of the outstanding Common Stock of the Company. The Company also paid BRS Co. and the Farallon Entities transaction fees of $584,000 and $216,000, respectively for investment banking advisory services rendered to the Company in connection with the Recapitalization.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Document List

    1. Financial Statements

    The following consolidated financial statements of the Company are included in Item 8:

                                                                                                               PAGE
                                                                                                             ---------
Report of independent accountants..........................................................................        F-2

Consolidated balance sheets at May 31, 1997 and 1998.......................................................        F-3

Consolidated statements of operations for the years ended May 31, 1996, 1997 and 1998......................        F-4

Consolidated statements of stockholders' equity (deficit) for the years ended May 31, 1996, 1997 and
  1998.....................................................................................................        F-5

Consolidated statements of cash flows for the years ended May 31, 1996, 1997 and 1998......................        F-6

Notes to consolidated financial statements.................................................................        F-7

    2. Financial Statement Schedule includes:

Report of Independent Public Accountants...................................................................       F-25

Schedule II, Valuation and Qualifying Accounts.............................................................       F-26

    (b) Reports on Form 8-K

    The Company filed reports on Form 8-K on April 15, 1998 and on August 12, 1998.

    (c) Exhibits:

       2.1   Agreement and Plan of Merger dated as of November 8, 1996 by and among the Company, various Sellers and Option Holders and TSI Recapitalization Sub, Inc.+
       2.2   Amendment to Agreement and Plan of Merger dated as of December 10, 1996 among TSI
             Merger Sub, Inc., the Company and certain stockholders and option holders of the
             Company.+
       3.1   Amended and Restated Certificate of Incorporation of the Company.+
       3.2   By-Laws of the Company.+
       4.1   Indenture dated as of October 16, 1997 between the Company and United States Trust
             Company of New York.+
       4.2   Purchase Agreement dated as of October 9, 1997 among the Company and BT Alex. Brown
             Incorporated.+
       4.3   Registration Rights Agreement dated as of October 16, 1997 among the Company, and
             BT Alex. Brown Incorporated.+
       4.4   Registration Rights Agreement dated as of December 10, 1996 by and among the
             Company, BRS and various investors, the Farallon Entities, CMC, and certain Town
             Sports stockholders.+
      10.1   Amended and Restated Credit Agreement among the Company, Various Lending
             Institutions and Bankers Trust Company, as Administrative Agent dated as of October
             16, 1997.+
      10.2   First Amendment to the Amended and Restated Credit Agreement among the Company, various Lending Institutions and Bankers Trust Company, as Administrative Agent
             dated as of August 6, 1998.*
      10.5   Shareholders Agreement dated as of December 10, 1996 by and among the Company, BRS, the Farallon Entities, CMC and certain other stockholders of the Company.+

      21.1   Subsidiaries of the Company*
      27.1   Financial Data Schedule.*

------------------------

+ Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-40907.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-61439.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 1998.

                                TOWN SPORTS INTERNATIONAL, INC.

                                By:  /s/ MARK SMITH
                                     -----------------------------------------
                                     Mark Smith
                                     CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By:  /s/ MARK SMITH
                                     -----------------------------------------
                                     Mark Smith
                                     CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)

                                By:  /s/ RICHARD PYLE
                                     -----------------------------------------
                                     Richard Pyle
                                     EXECUTIVE VICE PRESIDENT AND CHIEF
                                       FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                       AND ACCOUNTING OFFICER)

                                By:  /s/ KEITH ALESSI
                                     -----------------------------------------
                                     Keith Alessi
                                     DIRECTOR

                                By:  /s/ PAUL ARNOLD
                                     -----------------------------------------
                                     Paul Arnold
                                     DIRECTOR

                                By:  /s/ BRUCE BRUCKMANN
                                     -----------------------------------------
                                     Bruce Bruckmann
                                     DIRECTOR

                                By:  /s/ STEPHEN EDWARDS
                                     -----------------------------------------
                                     Stephen Edwards
                                     DIRECTOR

                                By:  /s/ JASON FISH
                                     -----------------------------------------
                                     Jason Fish
                                     DIRECTOR

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                          New York, New York
                                          July 9, 1998, except for the last
                                          paragraph of
                                          Note 6 and Note 16, as to which the
                                          date is August 6, 1998

To the Board of Directors and Shareholders of Town Sports International, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES (the "Company") as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 2(m) to the consolidated financial statements, the Company changed its method of accounting for organizational costs effective June 1, 1997.

                                          PRICEWATERHOUSECOOPERS LLP

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                             MAY 31, 1997 AND 1998

                                                                                             1997        1998
                                                                                           ---------  -----------
                                                     ASSETS:
Current assets:
  Cash and cash equivalents..............................................................  $   2,468  $    22,997
  Accounts receivable....................................................................        312          420
  Inventory..............................................................................        327          673
  Prepaid expenses and other current assets..............................................        493          677
  Prepaid corporate income taxes.........................................................        202
                                                                                           ---------  -----------
    Total current assets.................................................................      3,802       24,767
Fixed assets, net........................................................................     34,214       54,518
Intangible assets, net...................................................................      4,425       19,923
Deferred tax asset.......................................................................      5,972        7,159
Deferred membership costs................................................................      3,530        4,933
Other assets.............................................................................        980          677
                                                                                           ---------  -----------
    Total assets.........................................................................  $  52,923  $   111,977
                                                                                           ---------  -----------
                                                                                           ---------  -----------

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Current portion of long-term debt and capital lease obligations........................  $   1,924  $     2,036
  Accounts payable.......................................................................      1,802        2,451
  Accrued expenses.......................................................................      4,017        7,869
  Corporate income taxes payable.........................................................                     122
  Deferred revenue.......................................................................      4,599        6,391
                                                                                           ---------  -----------
    Total current liabilities............................................................     12,342       18,869
Long-term debt and capital lease obligations.............................................     39,147       86,253
Deferred lease liabilities...............................................................      6,625        9,298
Deferred revenue.........................................................................      1,036        1,890
Other liabilities........................................................................        724          774
                                                                                           ---------  -----------
    Total liabilities....................................................................     59,874      117,084
                                                                                           ---------  -----------
Commitments and contingencies (Notes 6, 7, 8, and 13)
Stockholders' deficit :
  Series A preferred stock, $1.00 par value; at liquidation value; authorized 200,000 shares; issued and outstanding 152,455 shares at May 31, 1997 and 153,637 shares at
    May 31, 1998.........................................................................     16,250       18,736
  Series B preferred stock, $1.00 par value; at liquidation value; authorized 200,000
    shares; issued and outstanding 3,857 shares at May 31, 1997 and 1998.................        144          164
  Class A voting common stock, $.001 par value; authorized 1,150,000 shares; issued and
    outstanding 1,010,000 shares at May 31, 1997 and 1,015,714 shares at May 31, 1998....          1            1
Paid-in capital..........................................................................                   3,994
Unearned compensation....................................................................                  (2,546)
Accumulated deficit......................................................................    (23,346)     (25,456)
                                                                                           ---------  -----------
    Total stockholders' deficit..........................................................     (6,951)      (5,107)
                                                                                           ---------  -----------
    Total liabilities and stockholders' deficit..........................................  $  52,923  $   111,977
                                                                                           ---------  -----------
                                                                                           ---------  -----------

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)
                FOR THE YEARS ENDED MAY 31, 1996, 1997 AND 1998

                                                                                        1996       1997       1998
                                                                                      ---------  ---------  ---------
Revenues:
  Club operations...................................................................  $  40,796  $  54,164  $  79,719
  Management fees and other.........................................................      2,959      2,403      2,631
                                                                                      ---------  ---------  ---------
                                                                                         43,755     56,567     82,350
                                                                                      ---------  ---------  ---------
Operating expenses:
  Payroll and related...............................................................     18,626     23,321     33,309
  Club operating....................................................................     14,542     18,044     25,858
  General and administrative........................................................      3,562      3,774      5,825
  Depreciation and amortization.....................................................      2,929      4,219      7,736
  Compensation expense in connection with stock options.............................      1,967      5,933      1,442
                                                                                      ---------  ---------  ---------
                                                                                         41,626     55,291     74,170
                                                                                      ---------  ---------  ---------
      Operating income..............................................................      2,129      1,276      8,180
Interest expense, net of interest income of $60, $115 and and $1,228,
  respectively......................................................................        952      2,455      5,902
                                                                                      ---------  ---------  ---------
      Income (loss) before provision (benefit) for corporate income taxes...........      1,177     (1,179)     2,278
Provision (benefit) for corporate income taxes......................................        628       (243)     1,131
                                                                                      ---------  ---------  ---------
      Income (loss) before extraordinary item and cumulative effect of change in
       accounting policy............................................................        549       (936)     1,147
Extraordinary loss from early extinguishment of debt, net of income tax benefit of
  $624..............................................................................                             (782)
                                                                                      ---------  ---------  ---------
      Income (loss) before cumulative effect of change in accounting policy.........        549       (936)       365
Cumulative effect on prior years of a change in accounting for club organizational
  costs, net of income tax benefit of $70...........................................                              (88)
                                                                                      ---------  ---------  ---------
      Net income (loss).............................................................        549       (936)       277
Accreted dividends on preferred stock...............................................       (400)    (1,286)    (2,387)
                                                                                      ---------  ---------  ---------
      Net income (loss) attributable to common stockholders.........................  $     149  $  (2,222) $  (2,110)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                See notes to consolidated financial statements.

                   TOWN SPORTS INTERNATIONAL AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                FOR THE YEARS ENDED MAY 31, 1996, 1997 AND 1998

                                                                                   PREFERRED STOCK
                                                        ----------------------------------------------------------------------
                                                        SERIES A ($1.00 PAR)   SERIES A ($.10 PAR)      SERIES B ($1.00 PAR)
                                                        --------------------  ----------------------  ------------------------
                                                         SHARES     AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT
                                                        ---------  ---------  -----------  ---------  -----------  -----------
Balance at May 31, 1995...............................                               496
Issuance of Class A Common Stock......................
Issuance of Class A and B Common Stock................
Accretion of Series B redeemable convertible preferred
  stock dividends ($1.22 per share)...................
Compensation expense in connection with stock
  options.............................................
Net Income............................................
                                                                                   -----   ---------
    Balance at May 31, 1996...........................                               496
Liquidation of Series A Preferred Stock, for $1,000
  per share, redemption Class A and B Common Stock for
  a cash price of $35 per share and change in equity
  related to exercise of stock options................                              (496)
Issuance of Series A and B Preferred and Common Stock
  at cash price of $100, $35 and $1, respectively.....    152,455  $  15,245                               3,857    $     135
Warrant exercise at $.01 per share....................
Original issue discount in connection with the
  issuance of warrants and subordinated debt..........
Compensation expense in connection with common stock
  options.............................................
Compensation expense in connection with Series B
  Preferred Stock options.............................
Accretion of Series A and Series B preferred stock
  dividend ($6.59 and $2.32 per share,
  respectively.)......................................                 1,005                                                9
Net loss..............................................
                                                        ---------  ---------       -----   ---------       -----        -----
    Balance at May 31, 1997...........................    152,455     16,250      --          --           3,857          144
                                                                                   -----   ---------
                                                                                   -----   ---------
Issuance of Series A Preferred Stock and Class A
  Common Stock........................................      1,182        119
Unearned Compensation in connection with common stock
  options.............................................
Amortization of unearned compensation.................
Compensation expense in connection with Series B
  Preferred stock options.............................
Accretion of Series A and Series B preferred stock
  dividend ($15.14 and $5.44 per share,
  respectively).......................................                 2,367                                               20
Net income............................................
                                                        ---------  ---------                               -----        -----
    Balance at May 31, 1998...........................    153,637  $  18,736                               3,857    $     164
                                                        ---------  ---------                               -----        -----
                                                        ---------  ---------                               -----        -----

                                                                                       COMMON STOCK
                                                        ---------------------------------------------------------------------------

                                                           CLASS A ($.001 PAR)         CLASS A ($.01 PAR)      CLASS B CONVERTIBLE
                                                        --------------------------  -------------------------  --------------------
                                                          SHARES        AMOUNT        SHARES       AMOUNT       SHARES     AMOUNT
                                                        -----------  -------------  ----------  -------------  ---------  ---------
Balance at May 31, 1995...............................                                 475,000    $       5
Issuance of Class A Common Stock......................                                  87,948            1
Issuance of Class A and B Common Stock................                                  13,358                     2,351
Accretion of Series B redeemable convertible preferred
  stock dividends ($1.22 per share)...................
Compensation expense in connection with stock
  options.............................................
Net Income............................................
                                                                                                         --
                                                                                    ----------                 ---------  ---------
    Balance at May 31, 1996...........................                                 576,306            6        2,351
Liquidation of Series A Preferred Stock, for $1,000
  per share, redemption Class A and B Common Stock for
  a cash price of $35 per share and change in equity
  related to exercise of stock options................                                (576,306)          (6)      (2,351)
Issuance of Series A and B Preferred and Common Stock
  at cash price of $100, $35 and $1, respectively.....    1,000,000    $       1
Warrant exercise at $.01 per share....................       10,000
Original issue discount in connection with the
  issuance of warrants and subordinated debt..........
Compensation expense in connection with common stock
  options.............................................
Compensation expense in connection with Series B
  Preferred Stock options.............................
Accretion of Series A and Series B preferred stock
  dividend ($6.59 and $2.32 per share,
  respectively.)......................................
Net loss..............................................
                                                                              --                         --
                                                        -----------                 ----------                 ---------  ---------
    Balance at May 31, 1997...........................    1,010,000            1        --           --           --         --
                                                                                                         --
                                                                                                         --
                                                                                    ----------                 ---------  ---------
                                                                                    ----------                 ---------  ---------
Issuance of Series A Preferred Stock and Class A
  Common Stock........................................        5,714            0
Unearned Compensation in connection with common stock
  options.............................................
Amortization of unearned compensation.................
Compensation expense in connection with Series B
  Preferred stock options.............................
Accretion of Series A and Series B preferred stock
  dividend ($15.14 and $5.44 per share,
  respectively).......................................
Net income............................................
                                                                              --
                                                        -----------
    Balance at May 31, 1998...........................    1,015,714    $       1
                                                                              --
                                                                              --
                                                        -----------
                                                        -----------


                                                                                     (ACCUMULATED        TOTAL
                                                                                       DEFICIT)      STOCKHOLDERS'
                                                         PAID-IN       UNEARNED        RETAINED         EQUITY
                                                         CAPITAL     COMPENSATION      EARNINGS        (DEFICIT)
                                                        ----------  --------------  --------------  ---------------
Balance at May 31, 1995...............................  $    1,788                   $        193      $   1,986
Issuance of Class A Common Stock......................       1,371                                         1,372
Issuance of Class A and B Common Stock................         144                                           144
Accretion of Series B redeemable convertible preferred
  stock dividends ($1.22 per share)...................                                       (400)          (400)
Compensation expense in connection with stock
  options.............................................       1,823                                         1,823
Net Income............................................                                        549            549

                                                        ----------                  --------------       -------
    Balance at May 31, 1996...........................       5,126                            342          5,474
Liquidation of Series A Preferred Stock, for $1,000
  per share, redemption Class A and B Common Stock for
  a cash price of $35 per share and change in equity
  related to exercise of stock options................     (11,228)                       (21,466)       (32,700)
Issuance of Series A and B Preferred and Common Stock
  at cash price of $100, $35 and $1, respectively.....        (226)                                       15,155
Warrant exercise at $.01 per share....................
Original issue discount in connection with the
  issuance of warrants and subordinated debt..........         123                                           123
Compensation expense in connection with common stock
  options.............................................       5,660                                         5,660
Compensation expense in connection with Series B
  Preferred Stock options.............................         273                                           273
Accretion of Series A and Series B preferred stock
  dividend ($6.59 and $2.32 per share,
  respectively.)......................................         272                         (1,286)
Net loss..............................................                                       (936)          (936)

                                                        ----------                  --------------       -------
    Balance at May 31, 1997...........................                                    (23,346)        (6,951)

Issuance of Series A Preferred Stock and Class A
  Common Stock........................................           6                                           125
Unearned Compensation in connection with common stock
  options.............................................       3,352        (3,352)
Amortization of unearned compensation.................                       806                             806
Compensation expense in connection with Series B
  Preferred stock options.............................         636                                           636
Accretion of Series A and Series B preferred stock
  dividend ($15.14 and $5.44 per share,
  respectively).......................................                                     (2,387)
Net income............................................                                        277            277

                                                        ----------       -------    --------------       -------
    Balance at May 31, 1998...........................  $    3,994    $   (2,546)    $    (25,456)     $  (5,107)

                                                        ----------       -------    --------------       -------
                                                        ----------       -------    --------------       -------

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                FOR THE YEARS ENDED MAY 31, 1996, 1997 AND 1998

                                                                                 1996        1997        1998
                                                                               ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..........................................................  $     549  $     (936) $      277
                                                                               ---------  ----------  ----------
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Compensation expense in connection with stock options....................      1,967       5,933       1,442
    Depreciation and amortization............................................      2,929       4,219       7,736
    Amortization of debt issuance costs......................................     --             156         412
    Loss from early extinguishment of debt...................................     --          --           1,406
    Write-off of organization costs..........................................     --          --             158
    Noncash rental expense, net of noncash rental income.....................      1,277       1,620       2,670
    Change in certain working capital components.............................      1,216       4,389       4,316
    Increase in deferred tax asset...........................................     (1,539)     (2,058)     (1,187)
    Increase in deferred membership costs....................................       (926)       (847)     (1,403)
    Other....................................................................        222        (174)        (94)
                                                                               ---------  ----------  ----------
      Total adjustments......................................................      5,146      13,238      15,456
                                                                               ---------  ----------  ----------
      Net cash provided by operating activities..............................      5,695      12,302      15,733
                                                                               ---------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of effect of acquired businesses.................     (5,380)    (11,403)    (16,170)
  Acquisition of businesses..................................................        (35)     (1,888)    (19,733)
  Intangible and other assets................................................        (72)       (280)       (137)
                                                                               ---------  ----------  ----------
      Net cash used in investing activities..................................     (5,487)    (13,571)    (36,040)
                                                                               ---------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of stock, net of expenses.........................................      2,000      15,155         125
  Redemption and liquidation of stock, including expenses....................     --         (38,820)     --
  Proceeds from borrowings...................................................      5,365      42,092      89,372
  Repayments of borrowings...................................................     (7,221)    (13,607)    (45,130)
  Debt issuance costs........................................................     --          (2,011)     (3,531)
                                                                               ---------  ----------  ----------
      Net cash provided by financing activities..............................        144       2,809      40,836
                                                                               ---------  ----------  ----------
      Net increase in cash and cash equivalents..............................        352       1,540      20,529
Cash and cash equivalents at beginning of period.............................        576         928       2,468
                                                                               ---------  ----------  ----------
      Cash and cash equivalents at end of period.............................  $     928  $    2,468  $   22,997
                                                                               ---------  ----------  ----------
                                                                               ---------  ----------  ----------
Summary of the change in certain working capital components, net of effects of acquired businesses:
  (Increase) decrease in accounts receivable.................................  $     (19) $      469        (108)
  Increase in inventory......................................................       (135)        (39)       (343)
  (Increase) decrease in prepaid expenses and other current assets...........        (38)        631          30
  Increase in accounts payable and accrued expenses..........................        805       2,055       1,895
  (Decrease) increase in prepaid corporate income taxes......................       (913)        156         324
  Increase in deferred revenue...............................................      1,516       1,117       2,518
                                                                               ---------  ----------  ----------
      Net change in certain working capital components.......................  $   1,216  $    4,389  $    4,316
                                                                               ---------  ----------  ----------
                                                                               ---------  ----------  ----------

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. NATURE OF BUSINESS:

    Town Sports International, Inc. and Subsidiaries (the "Company") owns, operates or manages thirty-nine fitness clubs ("clubs") and a physical therapy facility in the New York metropolitan market, six clubs in Washington, D.C., two clubs in Boston, and two clubs in Switzerland. The Company's geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs and economic down turns.

    On December 10, 1996, the Company completed a restructuring of its ownership and debt capitalization. The restructuring was undertaken to increase stockholder value by providing access to growth capital and financial advisory skills thereby enabling the Company to optimize its competitive advantage in the market place, and to present certain existing equity holders the opportunity to diversify their respective equity interests in the Company. The restructuring was accounted for as a leveraged recapitalization whereby new investors, on a fully-diluted basis, effectively acquired 73% of the Company resulting in a reduction of equity of $32,700. The reduction in equity included the liquidation of Series A Preferred Stock of $496, and the redemption of stock and stock options outstanding immediately prior to the recapitalization of $28,025 and $4,179, respectively. In addition, 368,333 shares of Series B Redeemable Preferred Stock, which had been accounted for as mezzanine financing, were redeemed at a cost of $6,121. New and existing investors acquired newly constituted preferred and common stock. Closing fees paid to certain new investors totaled approximately $800. Senior and subordinated debt facilities were obtained to finance the repayment of existing bank facilities and to provide growth capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    A. PRINCIPLES OF CONSOLIDATION:

    The accompanying consolidated financial statements include the accounts of Town Sports International, Inc. and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    B. REVENUE RECOGNITION:

    The Company receives a one-time non-refundable initiation fee and monthly dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time with 30 days notice.

    Initiation fees and related direct expenses, primarily sales commissions payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over an estimated membership period of twenty four (24) months. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided.

    In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $1,035, pursuant to various state consumer protection laws.

    Management fees earned for services rendered are recognized at the time the related services are performed.

    The Company recognizes revenue from merchandise sales upon delivery to the member.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    C. INVENTORY:

    Inventory consists primarily of athletic equipment and supplies for sale to members and club supplies. Inventories are valued at the lower of cost or market by the first-in, first-out method.

    D. FIXED ASSETS:

    Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are thirty years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment, and three years for proprietary computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the lease. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

    E. ADVERTISING AND CLUB PREOPENING COSTS

    Advertising costs and club preopening costs are charged to operations during the period in which they are incurred. Total advertising costs incurred by the Company during the years ended May 31, 1996, 1997 and 1998 totaled $1,291, $1,627 and $2,147, respectively.

    F. USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant assumptions and estimates relate to the useful lives and recoverability of fixed and intangible assets, deferred income tax valuation and expense in connection with stock options and warrants.

    G. CORPORATE INCOME TAXES:

    Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that all or part of a deferred tax asset will not be realized.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    H. STATEMENTS OF CASH FLOWS:

    Supplemental disclosure of cash flow information:

                                                                   1996       1997       1998
                                                                 ---------  ---------  ---------
Cash paid during the year for:
  Interest (net of amounts capitalized)........................  $   1,118  $   1,603  $   6,798
  Taxes........................................................      3,080      1,655      1,300
Noncash investing and financing activities:
  Acquisition of fixed assets included in accounts payable.....        293        850      2,496
  Acquisition of equipment financed by suppliers or lessors....      1,475      1,411        562

    See Notes 9 and 10 for additional noncash investing and financing activities.

    I. CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

    J. DEFERRED LEASE LIABILITIES AND NONCASH RENTAL EXPENSE:

    The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis.

    K. FOREIGN CURRENCY:

    Transactions denominated in a foreign currency have been translated into U.S. dollars at the rates of exchange at the transaction dates. Assets and liabilities have been translated at the respective year-end exchange rates. For the years ended May 31, 1996, 1997 and 1998, the Company recognized foreign exchange gains (losses) of approximately $20, ($65) and ($3), respectively. These gains (losses) relate to certain management fees earned in Switzerland.

    L. INVESTMENTS IN AFFILIATED COMPANIES:

    The Company has investments in Capitol Hill Squash Club Associates and Kalorama Sports Management Associates (collectively referred to as the "Affiliates"). The Affiliates have operations, which are similar, or related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of the Affiliates and the Company's pro rata share of the Affiliates' net assets and operating results were not material for all periods presented.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    M. INTANGIBLE ASSETS:

    Intangible assets consist of acquired leasehold rights, membership lists, debt issuance costs, goodwill and covenant-not-to compete. Such intangibles, except debt issuance costs, are stated at amortized cost and are being amortized by the straight-line method over their estimated lives. Debt issuance costs are amortized as additional interest expense over life of the underlying debt using the interest method. Effective June 1, 1997, the Company changed the estimated useful lives of membership lists from three to two years. The effect on operating results for the year ended May 31, 1998 of decreasing the useful life was to increase amortization expense by $234, $117 net of taxes. Goodwill and acquired leasehold rights are being amortized over the remaining lives of the respective leases, five to fifteen years, and debt issuance costs are being amortized over the term of the respective borrowings, five to seven years.

    Prior to the year ended May 31, 1998, the Company capitalized direct costs (legal fees and real-estate commissions) incurred to obtain leases for new clubs to be constructed by the Company ("Organizational Costs"). Such amounts were amortized over a five year period using the straight-line method. During the quarter ended May 31, 1998, the Company adopted the provisions of Statement of Position 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5") which requires that Organizational Costs be expensed as incurred. In connection with the adoption of SOP 98-5, the Company restated its first-quarter operating results as if adoption had occurred on June 1, 1997 and recorded a pre-tax charge of $158, $88 net of taxes, as the cumulative effect of this accounting change.

    N. ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS:

    Long-lived assets, such as fixed assets and intangible assets, including goodwill, are reviewed when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired in which case the asset's carrying value would be reduced to fair value. For all periods presented, no impairment losses were recorded.

    O. CONCENTRATIONS OF CREDIT RISK:

    Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a single commercial bank. The Company holds no collateral for these financial instruments.

    P. STOCK-BASED EMPLOYEE COMPENSATION:

    For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method ("APB No. 25"). In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock, as of the grant date, is not greater than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to employees with variable terms or if the fair value of the Company's stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) compensation expense. However, the fair value of options or warrants granted to nonemployees for financing, goods or services are included in operating results as an expense.

    Disclosures, including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, have been included in Note 9.

    Q. OTHER RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Based on current estimates, management does not believe that the future adoption of SFAS No. 130 will have a material effect on the Company's financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS No. 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way in which public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosure about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Based on current estimates, management does not believe that the future adoption of SFAS No. 131 will have a material effect on the Company's financial statements.

    In February 1998, the Financial Accounting Standards Board issued Statement No. 132 ("SFAS No. 132"), EMPLOYER DISCLOSURES ABOUT PENSIONS AND OTHER POST RETIREMENT BENEFITS. This statement modifies financial statement disclosures related to pension and other post retirement plans, and will not have an effect on the Company's financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. This statement is effective for fiscal years beginning after June 15, 1999. Based on current estimates, management does not believe that the future adoption of SFAS No. 133 will have an effect on the Company's financial statements.

    R. RECLASSIFICATIONS:

    Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with the 1998 presentation.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

3. FIXED ASSETS:

    Fixed assets as of May 31, 1997 and 1998 are shown at cost, less accumulated depreciation and amortization, and are summarized below:

                                                                           1997       1998
                                                                         ---------  ---------
Leasehold improvements.................................................  $  26,309  $  39,029
Club equipment.........................................................      8,581     13,394
Furniture, fixtures and computer equipment.............................      5,171      6,841
Building and improvements..............................................      4,995      4,995
Land...................................................................        986        986
Construction in progress...............................................      1,284      6,937
                                                                         ---------  ---------
                                                                            47,326     72,182
Less, Accumulated depreciation and amortization........................     13,112     17,664
                                                                         ---------  ---------
                                                                         $  34,214  $  54,518
                                                                         ---------  ---------
                                                                         ---------  ---------

    Depreciation and leasehold amortization expense for the years ended May 31, 1996, 1997 and 1998 was approximately $2,813, $3,843 and $6,130, respectively.

4. INTANGIBLE ASSETS:

    Intangible assets as of May 31, 1997 and 1998 are shown at cost, less accumulated amortization, and are summarized below:

                                                                            1997       1998
                                                                          ---------  ---------
Goodwill arising on acquisition of businesses...........................  $   2,798  $  14,755
Deferred financing costs................................................      2,150      4,103
Membership lists........................................................        176      3,154
Organizational expenses.................................................        158         --
Covenant-not-to compete.................................................         --        400
                                                                          ---------  ---------
                                                                              5,282     22,412
Less, Accumulated amortization..........................................        857      2,489
                                                                          ---------  ---------
                                                                          $   4,425  $  19,923
                                                                          ---------  ---------
                                                                          ---------  ---------

    Amortization expense of intangible assets for the years ended May 31, 1996, 1997 and 1998 was approximately $116, $532 and $2,018, respectively. Such amount includes amortization expense of deferred financing costs of $0, $156, and $412, respectively, which has been classified as interest expense for financial reporting purposes.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

5. ACCRUED EXPENSES:

                                                                            1997       1998
                                                                          ---------  ---------
Accrued payroll.........................................................  $   1,882  $   3,359
Accrued interest........................................................        839      1,171
Accrued other...........................................................      1,296      2,089
Amounts payable under agreement to purchase a club......................     --          1,250
                                                                          ---------  ---------
                                                                          $   4,017  $   7,869
                                                                          ---------  ---------
                                                                          ---------  ---------

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

    Long-term debt and capital lease obligations consist of the following:

                                                                           1997       1998
                                                                         ---------  ---------
Series B 9 3/4% Senior Notes, due 2004.................................             $  85,000
Term Loan..............................................................  $  30,000
Subordinated note payable--face value of $7,500. Note shown net of original issue discount arising out of issuance of warrants to buy
  common stock.........................................................      7,384
Capital lease obligations..............................................      2,317      1,463
Notes payable for acquired business....................................      1,370      1,826
                                                                         ---------  ---------
                                                                            41,071     88,289
      Less, Current portion due within one year........................      1,924      2,036
                                                                         ---------  ---------
      Long-term portion................................................  $  39,147  $  86,253
                                                                         ---------  ---------
                                                                         ---------  ---------

    The aggregate long-term debt and capital lease obligations maturing during the next five years is as follows:

YEAR ENDING MAY 31,                                                               AMOUNT DUE
-------------------------------------------------------------------------------  -------------
1999...........................................................................   $     2,036
2000...........................................................................           568
2001...........................................................................           349
2002...........................................................................           291
2003...........................................................................            45
Thereafter.....................................................................        85,000
                                                                                 -------------
                                                                                  $    88,289
                                                                                 -------------
                                                                                 -------------

    On October 16, 1997, the Company issued $85,000 of Series B 9 3/4% Senior Notes ("Senior Notes"), due October 2004. The net proceeds from the Senior Notes totaled approximately $81,700 of which $41,500 was used to repay the term loan, the line of credit and the subordinated note payable. The transaction fees of approximately $3,300, were accounted for as deferred financing costs. The Senior Notes bear interest at an annual rate of 9 3/4%, payable semi-annually. The notes are redeemable at the option of the Company on or after October 15, 2001. The Senior Notes are non-collateralized and rank

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (CONTINUED)
"PARI PASSU" with all unsubordinated debt and senior in right of payment with all subordinated indebtedness of the Company. The note indenture under which the Senior Notes were issued contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, engage in transactions with affiliates, incur liens and engage in asset sales.

    As of May 31, 1998, the Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $15,000. The line of credit carries interest at the Company's option based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined and the Company is required to pay a commitment commission of 0.38% per annum based upon the daily unutilized amount. There were no outstanding borrowings against this line of credit as of May 31, 1998; however the amount available for borrowing has been reduced by outstanding letters of credit totaling $1,993 (see Note 8). This line of credit expires on October 15, 2002. The line of credit contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends. The line of credit is collateralized by a mortgage on land, building and equipment, which, as of May 31, 1998, had an aggregate book value of approximately $3,585, and by all other assets of the Company.

    The Term Loan, prior to repayment, carried interest based upon Eurodollar borrowing rate plus 3.25%, or the base prime rate plus 2.00% as determined by the Company.

    The Subordinated note, prior to repayment, carried interest of 11.5%.

    Notes payable were incurred upon the acquisition of various fitness clubs and are subject to the Company's right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at a discount from face value at rates of between 6% and 7%, and are non-collateralized.

    The carrying value of long-term debt, other than the Senior Notes, approximates fair market value as of May 31, 1997 and 1998 as the interest rate charged on the debt is variable or are generally short term. The Senior Notes have a fair value which approximates carrying value as of May 31, 1998, based on the quoted market price.

    The Company's interest expense and capitalized interest related to club facilities under construction for the years ended May 31, 1996, 1997 and 1998 are as follows:

                                                                   1996       1997       1998
                                                                 ---------  ---------  ---------
Interest costs expensed........................................  $   1,012  $   2,570  $   7,130
Interest costs capitalized.....................................         46         28        526
                                                                 ---------  ---------  ---------
                                                                 $   1,058  $   2,598  $   7,656
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (CONTINUED)

    The Company leases equipment under noncancelable capital leases. The initial lease terms range from three to five years, after which the Company is required to purchase the equipment at amounts defined by the agreements.

    As of May 31, 1998, minimum rental payments, under all capital leases, including payments to acquire leased equipment, are as follows:

                                                                                    MINIMUM
YEAR ENDING MAY 31,                                                              ANNUAL RENTAL
------------------------------------------------------------------------------  ---------------
1999..........................................................................     $   1,124
2000..........................................................................           358
2001..........................................................................            98
2002..........................................................................            15
                                                                                     -------
                                                                                       1,595
Less, Amounts representing interest...........................................           132
                                                                                     -------
Present value of minimum capital lease payments...............................     $   1,463
                                                                                     -------
                                                                                     -------

    The cost of leased equipment included in club equipment was approximately $4,190 and $5,033 at May 31, 1997 and 1998, respectively; related accumulated depreciation was $1,283 and $2,234, respectively.

    On August 6, 1998, the Company amended its line of credit with its principal bank whereby the credit limit was increased to $25,000.

7. RELATED PARTY TRANSACTIONS:

    a. The Company entered into a management agreement with Town Squash AG ("TSAG"). The Company, together with the shareholders of TSAG, is contingently liable to fund shortfalls in operating cash flow of TSAG, as defined. The terms of the agreement provide for the Company to fund a maximum amount of operating cash flow of approximately $135 ("Advances"). As of May 31, 1997 and 1998, the Company had no outstanding Advances to TSAG. Amounts due the Company at May 31, 1997 and 1998 of $84 and $36, respectively, represented earned management fees payable after year-end. Such amounts have been included in accounts receivable.

    Management fees earned during the years ended May 31, 1996, 1997 and 1998 amounted to approximately $695, $223 and $239, respectively.

    b. The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS"), for strategic and financial advisory services on December 10, 1996. Fees for such services are $250 per annum, and are payable while BRS owns 20% or more of the outstanding Common stock of the Company. Amounts due BRS on May 31, 1997 and 1998, which are included in accounts payable, were $104.

    c. Prior to May 1998, the Company was obligated by the terms of a management agreement with Great Neck Fitness Club Ltd. ("GNFC") to fund defined shortfalls in operating cash flows of GNFC. On April 1, 1998 the Company acquired the assets of GNFC and the management agreement was cancelled.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

7. RELATED PARTY TRANSACTIONS: (CONTINUED)
No management fees were recognized as income during the year ended May 31, 1997 and $75 and $130 was recognized in the year ended May 31, 1996 and 1998, respectively.

8. LEASES:

    The Company leases office, warehouse and multi-recreational facilities and certain equipment under noncancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which total $1,993.

    The leases expire at various times through May 31, 2019, and certain leases may be extended at the Company's option.

    Future minimum rental payments under noncancelable operating leases are as follows:

YEAR ENDING MAY 31,                                                    MINIMUM ANNUAL RENTAL
--------------------------------------------------------------------  ------------------------
1999................................................................        $     14,542
2000................................................................              15,145
2001................................................................              15,253
2002................................................................              15,298
2003................................................................              14,737
Aggregate thereafter................................................             119,053
                                                                              ----------
                                                                            $    194,028
                                                                              ----------
                                                                              ----------

    Rent expense, including deferred lease liabilities, for the years ended May 31, 1996, 1997 and 1998 was approximately $8,653, $10,169 and $15,493, respectively. Such amounts include additional rent of $1,863, $2,146 and $2,590, respectively.

    The Company, as landlord, leases space under noncancelable operating leases. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The leases expire at various times through May 31, 2005. Future minimum rentals receivable under noncancelable leases are as follows:

YEAR ENDING MAY 31,                                                     MINIMUM ANNUAL RENTAL
--------------------------------------------------------------------  -------------------------
1999................................................................          $     440
2000................................................................                409
2001................................................................                409
2002................................................................                372
2003................................................................                313
Aggregate thereafter................................................                350
                                                                                -------
                                                                              $   2,293
                                                                                -------
                                                                                -------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

8. LEASES: (CONTINUED)
    Rental income, including noncash rental income, for the years ended May 31, 1996, 1997, and 1998, was approximately $882, $936 and $963, respectively. Such amounts included additional rental charges above the base rent of $570, $620 and $651, respectively.

9. STOCKHOLDERS' EQUITY:

    A. CAPITALIZATION:

    The Company's certificate of incorporation, as amended, provides for the issuance of up to 2,050,000 shares of capital stock, consisting of 1,150,000 shares of Class A Voting Common Stock ("Class A"), par value $0.001 per share; 500,000 shares of Class B Non-voting Common Stock ("Class B"), par value of $0.001 per share, (Class A and Class B are collectively referred to herein as "Common Stock") and 200,000 shares of Series A Preferred Stock ("Series A"), par value $1.00 per share, and 200,000 shares of Series B Preferred Stock ("Series B"), par value $1.00 per share (collectively "Preferred Stock").

    All stockholders have preemptive rights to purchase a pro-rata share of any future sales of securities, as defined.

    PREFERRED STOCK

    The Preferred Stock has liquidation preferences over Common Stock. The Company's Series A and Series B stock have no conversion features or voting rights except as required by law, and rank "PARI PASSU".

    Series A stock has a liquidation value of $100 per share plus cumulative unpaid dividends of $3,372 as of May 31, 1998. Series A stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $100.

    Series B stock has a liquidation value of $35 per share plus cumulative unpaid dividends of $29 as of May 31, 1998. Series B stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $35.

    Cumulative unpaid dividends on Preferred Stock are payable upon certain defined events which include: the dissolution; liquidation or winding up of the Company; the redemption of such shares; or the sale of substantially all of the assets of the Company.

    COMMON STOCK

    Class A stock and Class B stock each have identical terms with the exception that Class A stock is entitled to one vote per share, while Class B stock has no voting rights, except as required by law. In addition, Class B stock is convertible into an equal number of Class A shares, at the option of the holder of the majority of the Class B stock. To date, the Company has not issued Class B stock.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

9. STOCKHOLDERS' EQUITY: (CONTINUED)
    B. STOCK OPTIONS AND WARRANTS:

    The following table summarizes the stock option activity for the years ended May 31, 1996, 1997 and 1998:

                                              CLASS A      CLASS A
                                              COMMON       COMMON                    SERIES B
                                            ($0.01 PAR   ($.001 PAR     CLASS B     REDEEMABLE     SERIES B
  STOCK OPTIONS                               VALUE)       VALUE)       COMMON       PREFERRED     PREFERRED
------------------------------------------  -----------  -----------  -----------  -------------  -----------
Number of shares under option:
  Outstanding at June 1, 1995.............     150,000                   121,000        21,251
  Options exercised.......................     (13,358)                   (2,351)
  Options cancelled.......................      (6,642)                     (349)
                                            -----------               -----------  -------------
      Outstanding at May 31, 1996.........     130,000                   118,300        21,251
  Options granted.........................      --           57,142       20,000        --           164,783
  Options exercised.......................    (130,000)      --         (138,300)      (21,251)       --
                                            -----------  -----------  -----------  -------------  -----------
      Outstanding at May 31, 1997.........      --           57,142       --            --           164,783
                                            -----------               -----------  -------------
                                            -----------               -----------  -------------
  Options granted.........................      --           14,700                                   --
                                                         -----------                              -----------
      Outstanding at May 31, 1998.........                   71,842                                  164,783
                                                         -----------                              -----------
                                                         -----------                              -----------
Exercise price:
  Outstanding at June 1, 1995.............   $    3.40                 $   10.00     $    3.00
  Options exercised.......................        2.40                      9.89        --
  Options cancelled.......................        2.40                      9.89
                                            -----------               -----------  -------------
Weighted average price of outstanding
  options at May 31, 1996.................        3.55                     10.06          3.00
  Options granted.........................      --        $    1.00(i)       6.00(ii)      --      $   10.00(ii)
  Options exercised.......................        3.55       --             9.47          3.00        --
                                            -----------  -----------  -----------  -------------  -----------
Weighted average price of outstanding
  options at May 31, 1997.................      --             1.00       --            --             10.00
                                            -----------               -----------  -------------
                                            -----------               -----------  -------------
  Options granted.........................                    17.50(ii)                               --
                                                         -----------                              -----------
Weighted average price of outstanding
  options at May 31, 1998.................                $    4.38                                $   10.00
                                                         -----------                              -----------
                                                         -----------                              -----------

------------------------

(i) Option exercise price equal to market price on the grant date.

(ii) Option exercise price less than market price on the grant date.

    As of May 31, 1996, all outstanding options were exercisable. As of May 31, 1997, all outstanding options for Series B Redeemable Preferred Stock were exercisable and 11,428 options of Class A stock were exercisable.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

9. STOCKHOLDERS' EQUITY: (CONTINUED)
    The following table summarizes stock option information as of May 31, 1998:

                                                          OPTIONS OUTSTANDING
                                               -----------------------------------------    OPTIONS EXERCISABLE
                                                               WEIGHTED-                  ------------------------
                                                                AVERAGE       WEIGHTED-                 WEIGHTED-
                                                               REMAINING       AVERAGE                   AVERAGE
                                                  NUMBER      CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
                                               OUTSTANDING        LIFE          PRICE     EXERCISABLE     PRICE
                                               ------------  --------------  -----------  -----------  -----------
Class A Common:
  1997 Grants................................       57,142       106 months   $    1.00       22,857    $    1.00
  1998 Grants................................       14,700       106 months   $   17.50        2,940    $   17.50
Series B Preferred:
  Exercise price $10.00......................      164,783       282 months   $   10.00      164,783    $   10.00

    CLASS A COMMON STOCK ($.001 PAR VALUE) OPTIONS:

    During the year ended May 31, 1997 the Company adopted the Town Sports International Inc. 1997 Common Stock Option Plan (the "1997 Plan"). The provisions of the 1997 Plan, as amended and restated, provide for the Company's Board of Directors to grant to executives and key employees options to acquire 80,876 share of Class A stock.

    The Company granted 57,142 options ("1997 Grants") with an exercise price of $1.00 on December 10, 1996. The 1997 Grants have a term of 10 years and originally vested based on the achievement of annual equity values as defined. During the year ended May 31, 1998, the 1997 Grants were amended. The amendment impacted 45,714 options, which had not previously vested (the "Amended Grants") by adding a provision whereby unvested outstanding options would automatically vest on December 10, 2005. Vesting will be accelerated in the event that certain defined events occur including the achievement of certain equity values, the sale of the Company, or an initial public offering of equity securities as defined.

    During the year ended May 31, 1998, the Company granted 14,700 options ("1998 Grants") with an exercise price of $17.50 and a term of 10 years. This exercise price was below the estimated fair value of the Class A stock of $60.50 on the date of grant. The 1998 Grants vest in full on December 10, 2005; however, vesting will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale of the Company.

    In accordance with APB No. 25, the Company recorded unearned compensation in connection with the Amended Grants and the 1998 Grants. Such amount is included within stockholders' deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. Unearned compensation will be amortized as compensation expense over the vesting period. During the year ended May 31, 1998, amortization of unearned compensation totaled $806.

    As of May 31, 1998, shares reserved for future option awards totaled 9,034.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

9. STOCKHOLDERS' EQUITY: (CONTINUED)
    SERIES B PREFERRED STOCK OPTIONS:

    During the year ended May 31, 1997, the Company granted 164,783 options ("Series B Options") to certain employees which entitle the holders to purchase an equal number of shares of Series B stock at an exercise price of $10.00 per share. The estimated fair value of the Series B Preferred Stock on the date of grant was $35.00. Accordingly, the Company recognized an aggregate charge for the difference between the Series B Options' exercise price and the estimated fair value of the Series B Preferred Stock, which totaled $4,120. Series B Options were fully vested on the date of grant and expire on December 31, 2021. The terms of the Series B Options also contain provisions whereby the exercise price will be reduced or in certain cases, the option holder will receive cash in accordance with a formula as defined. The aggregate value of either a reduction in exercise price or the distribution of cash will be deemed compensatory and accordingly the Company will record compensation expense. For the years ended May 31, 1997 and 1998, compensation expense recognized in connection with Series B Options totaled $273 and $636 respectively. There are no shares of Series B Preferred Stock reserved for future option grants.

    CLASS A ($0.01 PAR VALUE) AND CLASS B CONVERTIBLE OPTIONS:

    During the years ended May 31, 1996 and 1997, in connection with the granting of Class A Common Stock ($0.01 par value) and Class B Convertible Common Stock Options, the Company recognized a compensation charge of approximately $1,967 and $5,933, respectively. Such charges represented the difference between the exercise price of the respective options and the fair market value of the underlying stock as determined by the Board of Directors.

    PRO FORMA OPERATING RESULTS:

    The following table summarizes the pro forma operating results of the Company had compensation costs for the outstanding options been determined in accordance with the fair value based method of accounting for stock-based compensation. There were no options granted during the year ended May 31, 1996.

    Since option grants vest over several years and additional grants are expected in the future, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                                                            1997       1998
                                                                          ---------  ---------
Pro forma amounts:
  Net loss to common stockholder........................................  $  (1,826) $  (1,804)
                                                                          ---------  ---------
                                                                          ---------  ---------

    For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. For the years ending May 31, 1997 and 1998, the weighted-average fair value of the option grants was approximately $26.00 and $44.00, respectively. The following weighted-average assumptions were used in computing the fair value of options grants: expected volatility of 60% for both years; risk-free interest rate of approximately 6.5% for 1997 and 5.5% for 1998; expected lives of five years for 1997 and three to five years for 1998; and a zero dividend yield for both years.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

9. STOCKHOLDERS' EQUITY: (CONTINUED)
    WARRANTS TO BUY COMMON STOCK:

    In connection with the issuance of the Subordinated note payable on December 10, 1996, warrants to buy 124,022 Class A Common Shares were issued at an exercise price of $0.01 per share. Original issue discount arising upon this issue, totaled approximately $123. 10,000 warrants were exercised on December 10, 1996 with the remaining warrants outstanding and fully exercisable until expiration on December 10, 2006. In the event that certain defined events occur, the number of warrants exercisable may be reduced.

10. ASSET ACQUISITIONS:

    During the years ended May 31, 1996, 1997 and 1998, the Company completed the acquisition of twenty fitness clubs. With the exception of the Ultrafit, Inc. and Affiliates acquisition, as discussed below, the individual acquisitions were not material to the financial position or results of operations of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

                                                                    1996       1997       1998
                                                                  ---------  ---------  ---------
Number of clubs acquired........................................          1          3         16
Purchase prices payable in cash at closing......................  $      35  $   1,888  $  19,733
Issuance and assumption of notes payable........................        269      2,250      4,110
                                                                  ---------  ---------  ---------
      Total purchase prices.....................................  $     304  $   4,138  $  23,843
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Allocation of purchase prices:
Fixed assets....................................................  $     299  $   2,462  $   9,011
Membership lists................................................                   177      2,978
Goodwill........................................................                 1,484     11,557
Other net assets acquired.......................................          5         15        297
                                                                  ---------  ---------  ---------
      Total allocation of purchase prices.......................  $     304  $   4,138  $  23,843
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    For financial reporting purposes, these acquisitions have been accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of acquisition. The excess of purchase prices over the net tangible assets acquired has been allocated to membership listings acquired, covenant-not-to compete and goodwill. Intangible assets are amortized by the straight-line basis over the estimated life of the asset. Acquired membership lists are amortized over a 2 year period and goodwill is amortized over remaining lives of the leases of the acquired fitness club which range from 6 to 15 years. The results of operations of the clubs have been included in the Company's consolidated financial statements from the respective dates of acquisition and the impact of these acquisitions on the consolidated financial statements of the Company was not material, with the exception of the following acquisition.

    On April 6, 1998, the Company acquired Ultrafit, Inc. and Affiliates (collectively referred to herein as "Ovox"). Ovox's operations consisted of four fitness clubs in New Jersey which were owned and operated by a common group of investors. The purchase price totaled $8,177, which included $7,750 of cash and notes payable of $236. Transaction costs amounted to $191. The excess of the purchase price

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

10. ASSET ACQUISITIONS: (CONTINUED)
over the net fair value of the assets acquired was $6,589, and has been allocated to the membership lists acquired and goodwill. The following unaudited pro forma information has been prepared assuming the Ovox Acquisition had taken place at the beginning of the respective periods. The pro forma adjustments give effect to amortization of goodwill, interest expense on acquisition debt, and related income tax effects:

                                                                      FOR THE YEARS ENDED
                                                                            MAY 31,
                                                                   --------------------------
                                                                       1997          1998
                                                                   (UNAUDITED)   (UNAUDITED)
                                                                   ------------  ------------
Revenues.........................................................   $   60,898    $   87,158
Operating income.................................................        1,436         8,425
Proforma net loss to common stockholders.........................       (2,148)       (1,982)

    This unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and the acquired clubs had been a single entity during 1997 and 1998, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the consolidation of the acquired clubs and the Company have been excluded from the amounts included in the pro forma summary presented above.

11. REVENUE FROM CLUB OPERATIONS:

    Revenues from club operations for the years ended May 31, 1996, 1997 and 1998 are summarized below:

                                                               1996       1997       1998
                                                             ---------  ---------  ---------
Membership dues............................................  $  35,800  $  45,916  $  66,878
Initiation Fees............................................      1,849      3,308      4,408
Other club revenues........................................      3,147      4,940      8,433
                                                             ---------  ---------  ---------
                                                             $  40,796  $  54,164  $  79,719
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

12. CORPORATE INCOME TAXES:

    The (benefit) provision for income taxes for the years ended May 31, 1996, 1997 and 1998 consists of the following:

                                                                            1996
                                                              ---------------------------------
                                                                            STATE
                                                               FEDERAL    AND LOCAL     TOTAL
                                                              ---------  -----------  ---------
Current.....................................................  $   1,256   $     911   $   2,167
Deferred....................................................       (964)       (575)     (1,539)
                                                              ---------  -----------  ---------
                                                              $     292   $     336   $     628
                                                              ---------  -----------  ---------
                                                              ---------  -----------  ---------


                                                                            1997
                                                              ---------------------------------
                                                                            STATE
                                                               FEDERAL    AND LOCAL     TOTAL
                                                              ---------  -----------  ---------
Current.....................................................  $   1,053   $     762   $   1,815
Deferred....................................................     (1,226)       (832)     (2,058)
                                                              ---------  -----------  ---------
                                                              $    (173)  $     (70)  $    (243)
                                                              ---------  -----------  ---------
                                                              ---------  -----------  ---------

                                                                            1998
                                                              ---------------------------------
                                                                            STATE
                                                               FEDERAL    AND LOCAL     TOTAL
                                                              ---------  -----------  ---------
Current.....................................................  $   1,383   $     935   $   2,318
Deferred....................................................       (751)       (436)     (1,187)
                                                              ---------  -----------  ---------
                                                              $     632   $     499   $   1,131
                                                              ---------  -----------  ---------
                                                              ---------  -----------  ---------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

12. CORPORATE INCOME TAXES: (CONTINUED)
    The components of the net deferred tax asset as of May 31, 1997 and 1998 are summarized below:

                                                                            1997       1998
                                                                          ---------  ---------
Deferred tax assets:
  Deferred lease liabilities............................................  $   2,966  $   4,106
  Compensation expense incurred in connection with stock options........      1,846      2,445
  Fixed assets..........................................................      1,153        358
  State net operating loss carry-forwards...............................        100        214
  Deferred revenue......................................................      1,835      2,349
  Other.................................................................         33         56
                                                                          ---------  ---------
                                                                              7,933      9,528
                                                                          ---------  ---------
Deferred tax liabilities:
  Accrued expenses......................................................       (153)      (150)
  Deferred costs........................................................     (1,624)    (2,035)
                                                                          ---------  ---------
                                                                             (1,777)    (2,185)
                                                                          ---------  ---------
  Net deferred tax asset, prior to valuation allowance..................      6,156      7,343
  Valuation allowance...................................................       (184)      (184)
                                                                          ---------  ---------
  Net deferred tax asset................................................  $   5,972  $   7,159
                                                                          ---------  ---------
                                                                          ---------  ---------

    As of May 31, 1998, the Company has state net operating loss carry-forwards of approximately $1,000. Such amounts expire between May 31, 1999 and May 31, 2005.

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income (loss) before provision (benefit) for corporate income taxes:

                                                                            1996         1997         1998
                                                                            -----        -----        -----
Federal statutory tax rate.............................................          34%         (34)%         34%
State and local income taxes, net of federal tax benefit...............          19           (6)          13
Reduction in valuation allowance.......................................          --           (8)          --
Adjustment of prior year's tax refund..................................          --           25           --
Change in state and local tax rates....................................          --           --            2
Other..................................................................          --            2            1
                                                                                 --           --           --
                                                                                 53%         (21)%         50%
                                                                                 --           --           --
                                                                                 --           --           --

13. CONTINGENCIES:

    A claim has been filed against the Company related to alleged copyright infringement from the unauthorized use of photographs in advertisements. The case was brought originally in federal court in June, 1996 and was dismissed in February, 1998 because the plaintiffs had not registered copyrights to the photographs. The claim was refiled in New York State Supreme Court on April 15, 1998. The

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

13. CONTINGENCIES: (CONTINUED)
Company has filed a motion to dismiss the state lawsuit which is presently pending. The plaintiffs seek an unspecified amount of damages, including the Company's profits attributable to the use of the photographs. Based on the advice of outside counsel, management believes that it is unlikely that the outcome of this matter will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company. Management is vigorously contesting this claim.

    The Company is a party to various other lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

14. EMPLOYEE BENEFIT PLAN:

    The Company maintains a 401(k) defined contribution plan (the "401(k) Plan") and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The 401(k) Plan provides for the Company to make discretionary contributions; however, the Company elected not to make contributions for the years ended May 31, 1996, 1997 and 1998.

15. EXTRAORDINARY ITEM:

    During the year ended May 31, 1998, the Company completed an $85,000 financing. As part of this financing, an existing term loan, a line of credit and a subordinated note were repaid. Accordingly, previously capitalized fees and expenses relating to obtaining such financing of $1,406 were written off, net of taxes of $624.

16. SUBSEQUENT EVENTS:

    Subsequent to May 31, 1998, the Company acquired thirteen fitness clubs, including seven clubs from Lifestyle, one of which is under development. These acquisitions will be accounted for in accordance with the purchase method. The aggregate purchase price totaled $19,479 which included $18,435 payable at closing and the issuance of notes payable totaling $1,044. In addition, the Company has entered into noncancelable operating leases which expire at various dates through May 31, 2013. Future minimum rental payables required under the leases total approximately $51,518. Future minimum rental receivables on space that the Company will sublease totals $1,275.

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                                   New York, New York
                                                    July 9, 1998

To the Board of Directors and Stockholders of Town Sports International, Inc.:

    Our report on the consolidated financial statements of Town Sports International, Inc. and Subsidiaries is included on page F-2 of the Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page F-26 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

                                          PRICEWATERHOUSECOOPERS LLP

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

            FOR EACH OF THE YEARS ENDED MAY 31, 1996, 1997 AND 1998

                                                                             COL. C
                                                                           ADDITIONS
                                                 COL. B     ----------------------------------------                  COL. E
                                               -----------          (1)                  (2)                        -----------
COL. A                                         BALANCE AT       CHARGED TO           CHARGED TO          COL. D     BALANCE AT
---------------------------------------------   BEGINNING        COSTS AND              OTHER         ------------      END
DESCRIPTION                                      OF YEAR         EXPENSES             ACCOUNTS         DEDUCTIONS     OF YEAR
---------------------------------------------  -----------  -------------------  -------------------  ------------  -----------
Deferred tax valuation allowance:
1996.........................................  $       284                                                          $       284
1997.........................................          284                                            $       (100 (1)         184
1998.........................................          184                                                                  184

------------------------

(1) Reduction of valuation allowance from the utilization of state net operating loss carryfoward which were no longer required.