Form 10-Q
period 1998-08-31
TOWN SPORTS INTERNATIONAL INC
filed 1998-10-14
CIK 1029787

                                   United States
                         Securities and Exchange Commission
                               Washington, D.C. 20549

                                     Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1998

                                         or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of the latest practicable date.   1,015,714.

                  TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                     FORM 10-Q
                         FOR THE QUARTER ENDED AUGUST 31, 1998
                                       INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)                        PAGE

          a)  Condensed Consolidated Balance Sheets
              as of May 31, 1998 and August 31, 1998                   1

          b)  Condensed Consolidated Statements of Operations
              for the three months ended August 31, 1997
              and 1998.                                                2

          c)  Condensed Consolidated Statements of Cash Flow
              for the three months ended August 31, 1997 and 1998      3

          d)  Notes to Condensed Consolidated Financial Statements     4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      6

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                        10

     Item 2.  Changes in Securities                                    10

     Item 3.  Defaults upon Senior Securities                          10

     Item 4.  Submission of Matters to a Vote of Security Holders      10

     Item 5.  Other Information                                        10

     Item 6.  Exhibits and Reports on Form 8-K                         10

SIGNATURE                                                              10

Exhibit Index                                                          11

                  TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                          May 31, 1998 and August 31, 1998
                        All figures $'000, except share data


                                                                             May 31,       August 31
                                                                             -------       ---------
                              ASSETS:                                         1998           1998
                                                                              ----           ----
                                                                           (Unaudited)    (Unaudited)
Current assets:
     Cash and cash equivalents                                               $ 22,997       $  5,874
     Accounts receivable                                                          420            429
     Inventory                                                                    673            887
     Prepaid expenses and other current assets                                    677            805
                                                                             --------       --------
                  Total current assets                                         24,767          7,995
                                                                             --------       --------

Fixed assets, net of accumulated depreciation of $17,664 and
     $19,227 at May 31 and August 31, 1998                                     54,518         68,409
Intangible assets, net of accumulated amortization of $2,489 and
     $3,894 at May 31 and August 31, 1998                                      19,923         37,524
Deferred tax asset                                                              7,159          7,755
Deferred membership costs                                                       4,933          5,791
Other assets                                                                      677          1,028
                                                                             --------       --------

                  Total assets                                               $111,977       $128,502
                                                                             ========       ========


                  LIABILITIES and STOCKHOLDERS' DEFICIT:

Current liabilities:
     Current portion of long-term debt and capital lease obligations         $  2,036       $  5,112
     Accounts payable                                                           2,451          3,180
     Accrued expenses                                                           7,869          7,767
     Corporate income taxes payable                                               122            409
     Deferred revenue                                                           6,391          7,496
                                                                             --------       --------
                  Total current liabilities                                    18,869         23,964
Long-term debt and capital lease obligations                                   86,253         97,178
Deferred lease liabilities                                                      9,298         10,014
Deferred revenue                                                                1,890          2,203
Other liabilities                                                                 774            677
                                                                             --------       --------
                  Total liabilities                                           117,084        134,036
                                                                             --------       --------

Stockholders' deficit:
     Series A preferred stock, $1.00 par value; at liquidation value;
       authorized 200,000 shares, 153,637 shares
       issued and outstanding at May 31 and August 31, 1998                    18,736         19,360
     Series B preferred stock, $1.00 par value; at liquidation value;
       authorized 200,000 shares, 3,857 shares issued and
       outstanding at May 31 and August 31, 1998                                  164            170
     Class A voting common stock, $0.001 par value; authorized
       1,150,000 shares, 1,015,714 issued and
       outstanding at May 31 and August 31, 1998                                    1              1
     Paid-in capital                                                            3,994          3,743
     Unearned compensation                                                     (2,546)        (2,546)
     Accumulated deficit                                                      (25,456)       (26,262)
                                                                             --------       --------
                  Total stockholders' deficit                                  (5,107)        (5,534)
                                                                             --------       --------

                  Total liabilities and stockholders' deficit                $111,977       $128,502
                                                                             ========       ========


             See notes to the condensed consolidated financial statements

                  TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
                For the three months ended August 31, 1997 and 1998
                        All figures $'000, except share data


                                                                                Three months ended
                                                                                ------------------
                                                                                    August 31
                                                                                    ---------
                                                                                1997           1998
                                                                                ----           ----
                                                                            (Unaudited)    (Unaudited)
Revenues:
  Club operations                                                             $16,528        $28,015
  Management fees and other                                                       670            716
                                                                              -------        -------

                                                                               17,198         28,731
                                                                              -------        -------

Operating expenses
  Payroll and related                                                           7,035         11,578
  Club operating                                                                5,230          9,510
  General and administrative                                                    1,064          1,836
  Depreciation and amortization                                                 1,589          3,610
  Compensation expense in connection with stock options                           160            174
                                                                              -------        -------

                                                                               15,078         26,708
                                                                              -------        -------

                  Operating income                                              2,120          2,023

Interest expense, net of interest income of $29 in 1997
  and $147 in 1998                                                              1,144          2,301
                                                                              -------        -------


  Income (loss) before provision (benefit) for corporate income taxes             976           (278)
Provision (benefit) for corporate income taxes                                    450           (102)
                                                                              -------        -------
  Net income (loss)                                                               526           (176)

Accreted dividends on preferred stock                                            (538)          (630)
                                                                              -------        -------

                  Net loss attributable to common stockholders                $   (12)       $  (806)
                                                                              =======        =======


             See notes to the condensed consolidated financial statements

                  TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS of CASH FLOW
                For the three months ended August  31, 1997 and 1998
                        All figures $'000, except share data


                                                                                Three months ended
                                                                                ------------------
                                                                                    August 31
                                                                                    ---------
                                                                                1997           1998
                                                                                ----           ----
                                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                           $   526       $   (176)
                                                                              -------       --------

  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                 1,589          3,610
  Compensation expense in connection with stock options                           160            174
  Noncash rental expense, net of noncash rental income                            486            708
  Share of net income in affiliated companies                                     (65)           (73)
  Amortization of debt issuance costs                                              78            153
  Change in certain working capital components                                 (1,387)           265
  Increase in deferred tax asset                                                 (253)          (596)
  Increase in deferred membership costs                                          (305)          (858)
  Other                                                                           (10)           (30)
                                                                              -------       --------
              Total adjustments                                                   293          3,353
                                                                              -------       --------

              Net cash provided by operating activities                           819          3,177
                                                                              -------       --------


Cash flows from investing activities:
  Capital expenditures, net of effects of acquired businesses                  (1,303)        (7,437)
  Acquisition of businesses                                                    (2,170)       (22,812)
  Intangible and other assets                                                                   (343)
                                                                              -------       --------
              Net cash used in investing activities                            (3,473)       (30,592)
                                                                              -------       --------


Cash Flows from Financing Activities:
  Proceeds from borrowings, net of expenses of issuance                         1,587         10,900
  Repayments of borrowings                                                       (699)          (433)
  Expenses of preparation of stock issuance                                                     (175)
                                                                              -------       --------
              Net cash provided by financing  activities                          888         10,292
                                                                              -------       --------

              Net increase in cash and cash equivalents                        (1,766)       (17,123)

Cash and cash equivalents at beginning of period                                2,468         22,997
                                                                              -------       --------
  Cash and cash equivalents at end of period                                  $   702       $  5,874
                                                                              =======       ========


Summary of the change in certain working capital components, net of effects of acquired businesses:
  Increase in accounts receivable                                             $   (64)      $     (9)
  Increase in inventory                                                           (76)          (214)
  Increase in prepaid expenses and other current assets                            31           (201)
  Decrease in accounts payable                                                 (1,494)          (665)
  Decrease in accrued expenses                                                   (704)          (351)
  Increase in corporate income taxes                                              603            287
  Increase in deferred revenue                                                    317          1,418
                                                                              -------       --------
      Net changes in working capital                                          $(1,387)      $    265
                                                                              =======       ========


  Supplemental disclosures of cash flow information:
              Cash paid during the period for:
               Interest (net of amounts capitalized)                          $ 1,465       $    155
               Taxes                                                               99            187

              Noncash investing and financing activities:
               Acquisition of fixed assets included in accounts
                payable                                                           536          1,394


             See notes to the condensed consolidated financial statements

                           TOWN SPORTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1998 AND AUGUST 31, 1998

                                   All figures $'000

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's May 31, 1998 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended August 31, 1998, are not necessarily indicative of the results for the entire fiscal year ending May 31, 1999.


2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS


                                         May 31,             August 31,
                                          1998                 1998
                                          ----                 ----
                                                (In Thousands)
Series B 9 3/4% Senior Notes,
due 2004                                 $85,000             $ 85,000
Borrowings under the line of credit                            11,000


Capital lease obligations                  1,463                1,315


Notes payable for acquired businesses      1,826                4,975
                                         -------             --------
                                          88,289              102,290
Less, Current portion due within
one year                                   2,036                5,112
                                         -------             --------

Long-term portion                        $86,253             $ 97,178
                                         =======             ========


As of August 31, 1998, the Company has a line of credit (the "Credit Facility"), with its principal bank for direct borrowings and letters of credit of up to
$25.0 million.   The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% (8.13% as of August 31, 1998) or the bank's prime rate plus 1.50%, as defined. There were outstanding borrowings against this line of credit of $11.0 million, as of August 31, 1998 and outstanding letters of credit issued of $2.0 million. The unutilized portion of the line of credit as of August 31, 1998, was $12.0 million. This line of credit expires on October 15, 2002.

Certain credit facilities contain various covenants including interest coverage (as defined) and a leverage ratio as well as restrictions on the payment of dividends.

3.  ASSET ACQUISITIONS AND COMMITMENTS

During the quarter ended August 31, 1998, the Company executed fourteen purchase agreements thereby acquiring fourteen fitness clubs, including the acquisition of the Lifestyle Fitness of Springfield, Inc, and its affiliates, as discussed below. The aggregate purchase prices totaled $26.2 million which included $22.8 million payable at closing and the issuance of notes payable totaling $3.4 million. In connection with these fitness clubs as well as certain future facilities, the Company entered into noncancelable operating leases expiring on or before May 31, 2014. Future minimum rental payments required under these leases total approximately $55.0 million.

The table below summarizes the purchase price allocation to assets acquired:


Allocation of purchase prices:                       (In Thousands)
     Fixed Assets                                        $ 7,435
     Membership lists                                      2,494
     Goodwill                                             15,632
     Other net assets acquired                               685
                                                         -------

          Total allocation of purchase prices            $26,246
                                                         -------


For financial reporting purposes, these acquisitions have been accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets acquired on the basis of their respective fair values on the date of acquisition. The excess of purchase prices over the net tangible assets acquired has been allocated to membership lists acquired, covenant-not-to-compete and goodwill.

On August 6, 1998 the Company acquired Lifestyle Fitness of Springfield, Inc. and its Affiliates (collectively referred to herein as "Lifestyle"). Lifestyle's operations consisted of six fitness clubs in New Jersey, which were owned and operated by a common group of investors. The purchase price totaled $10.6 million, which included $10.0 million of cash and notes payable of $300,000. Transaction costs amounted to $300,000. The following unaudited pro forma information has been prepared assuming the Lifestyle Acquisition had taken place at the beginning of the respective periods reported herein. The pro forma adjustments give effect to amortization of goodwill, interest expense on acquisition debt, and the related income tax effects:


                                              For the Three Months
                                                Ended August 31
                                                1997       1998
                                                ----       ----
                                                (In Thousands)
Revenues                                     $18,890    $30,058
Pro forma net loss to common stockholders       (160)      (821)


This unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and Lifestyle had been a single entity during the first quarter of fiscal 1998 or 1999, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the consolidation of Lifestyle and the Company have been excluded from the amounts included in the pro forma summary presented above.

4.  SUBSEQUENT EVENTS

In September 1998, the Company acquired the assets of a fitness club. The purchase price totaled $1.6 million which included $1.5 million payable at closing and issuance of a note of $100,000. In connection with this club and future club facilities, the Company entered into noncancelable operating leases expiring on or before May 31, 2014. Future minimum rental payments required under these leases total approximately $14.2 million.

5.  CONTINGENCIES

A claim has been filed against the Company related to alleged copyright infringement from the unauthorized use of photographs in advertisements. The case was brought originally in federal court in June 1996 and was dismissed in February 1998 because the plaintiffs had not registered copyrights to the photographs. A further claim was filed in New York State Supreme Court in April 1998. The Company has filed a motion to dismiss the state lawsuit, which is presently pending. The plaintiffs seek an unspecified amount of damages, including the Company's profits attributable to the use of the photographs. Based on the advice of outside counsel, management believes that it is unlikely that the outcome of this matter will have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company. Management is vigorously contesting this claim.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS


INTRODUCTION

     The Company is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of August 31, 1998, the Company operated 65 clubs that collectively served over 175,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. The Company's target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income in excess of $50,000.

     The Company's goal is to develop the premier health club network in each of the major metropolitan regions it serves. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. In entering new regions, the Company develops these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, in fiscal 1998, approximately half of the Company's members participated in a membership plan that allows unlimited access to all of the Company's clubs for a higher membership fee.

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

Results of Operations

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:


                                            Three Months Ended
                                                August 31
                                           ---------------------
                                           1997           1998
Revenue                                    100.0%         100.0%
                                           ------         ------
Operating expenses
     Payroll and related                    40.9           40.3
     Club operating                         30.4           33.1
     General and administrative              6.2            6.4
     Depreciation and amortization           9.2           12.6
     Compensation expense in
       connection with stock options         0.9            0.6
                                            ----           ----

    Operating income                        12.4            7.0
Interest expense, net                        6.7            8.0
                                            ----           ----
  Income (loss) before provision
   (benefit) for income tax                  5.7           (1.0)
Provision (benefit) for income tax           2.6           (0.4)

                                            ----           ----
     Net income (loss)                       3.1           (0.6)
Accreted dividend on preferred
  Stock                                      3.1            2.2
     Net loss attributable
    to common stockholders                   0.0%          (2.8)%
                                            ====           ====


Three Months Ended August 31, 1998 Compared to Three Months Ended August 31,
1997

     REVENUES. Revenues increased approximately $11.5 million, or 67.1%, to $28.7 million during the quarter ended August 31, 1998 from $17.2 million in the quarter ended August 31, 1997. This increase resulted primarily from maturation of the 14 clubs opened or acquired during fiscal 1998 (approximately $6.0 million) and the 16 clubs opened or acquired in the first quarter of fiscal 1999 (approximately $3.2 million). In addition, revenues increased during the quarter by $2.3 million at the Company's mature clubs resulting from increased membership.

     OPERATING EXPENSES. Operating expenses increased $11.6 million, or 77.1%, to $26.7 million in the quarter ended August 31, 1998, from $15.1 million in the quarter ended August 31, 1997. The increase was primarily due to an 80.2% increase in total club months operated to 164 in the quarter ended August 31, 1998 from 91 in the quarter ended August 31, 1997, in addition to the following factors:

     Payroll and related increased by $4.5 million, or 64.6% to $11.6 million in the quarter ended August 31, 1998, from $7.0 million in the quarter ended August 31, 1997. This increase was attributable to the acquisition or opening of 14 clubs in fiscal 1998 and 16 clubs in the first quarter of fiscal 1999.

     Club operating increased by $4.3 million or 81.8% to $9.5 million in the quarter ended August 31, 1998, from $5.2 million in the quarter ended August 31, 1997. This increase is attributable to the acquisition or opening of 14 clubs in fiscal 1998 and 16 clubs in the first quarter of fiscal 1999.

     General and administrative increased by $772,000, or 72.6% to $1.8 million in the quarter ended August 31, 1998, from $1.1 million, in the quarter ended August 31, 1997. This increase is attributable to associated expenses as a result of the Company's expansion, including the expansion of the Company's corporate office and upgrade of the Company's management information systems.

     Depreciation and amortization increased by $2.0 million, or 127.2% to $3.6 million in the quarter ended August 31, 1998, from $1.6 million in the quarter ended August 31, 1997. This increase is attributable primarily to the increased fixed assets and intangible assets arising out of new club acquisitions and openings during the quarter ended August 31, 1998, and a full period of depreciation and amortization for fixed asset additions, acquisitions or openings since the quarter ended August 31, 1997. Intangible assets acquired in the last three quarters of fiscal 1998 and the quarter ended August 31, 1998 totaled $14.0 million and $18.5 million respectively.

     Compensation expense in connection with stock options increased $14,000, or 8.8% to $174,000 in the quarter ended August 31, 1998, from $160,000 in the quarter ended August 31, 1997.

     INTEREST EXPENSE, NET. Interest expense increased $1.2 million to $2.3 million during quarter ended August 31, 1998, from $1.1 million in the quarter ended August 31, 1997. The increased level of interest expense was primarily due to the issuance of Senior Notes. (See Note 2 to the Condensed Consolidated Financial Statements.)

     PROVISION (BENEFIT)FOR INCOME TAX. The income tax benefit for the quarter ended August 31, 1998 was $102,000 compared to a tax expense of $450,000 for the quarter ended August 31, 1997.

     ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the Preferred Stock increased $92,000 to $630,000 during the quarter ended August 31, 1998, from $538,000 in the quarter ended August 31, 1997. This increase is the result of a compounding feature in the calculation of the accretion of dividends on the Preferred Stock.

Liquidity and Capital Resources

     Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     OPERATING ACTIVITIES. Net cash provided by operating activities for the quarter ended August 31, 1998 was $3.2 million compared to $819,000 during the quarter ended August 31, 1997. This increase was primarily due to the maturation of recently opened or acquired clubs, as well as improved performance in the Company's mature clubs. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives revenue either (i) during the month services are rendered, or (ii) when paid-in-full 12 months in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

     INVESTING ACTIVITIES. The Company invested $30.6 million and $3.5 million in capital expenditures and asset acquisitions during the quarters ended August 31, 1998 and 1997, respectively, primarily as a result of the Company's expansion efforts. The Company estimates that, through May 31, 1999, it will invest a total of approximately $30.0 million in capital expenditures and asset acquisitions, which includes $5.0 million that management intends to invest to maintain and expand certain existing clubs and $1.5 million to further upgrade its management information systems. This expenditure will be funded by cash flow generated from operations, available cash and credit facilities.

     FINANCING ACTIVITIES. In October 1997, the Company issued the Senior Notes and entered into the Credit Facility. After payment of fees and expenses of $3.3 million, the Company received net proceeds of $81.7 million, of which $41.5 million was used for the repayment of certain indebtedness. The Senior Notes contain certain restrictive covenants and restrict the payment of dividends. The Credit Facility notes contain restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of August 31, 1998,the Company has approximately $12.0 million available under the current Credit Facility, which matures in October 2002, and has no scheduled amortization requirements. The Credit Facility was recently amended to allow for maximum borrowings of $25.0 million.


Year 2000 Compliance

The Company has implemented a three phase program to identify and resolve Year 2000 ("Y2K") issues related to the integrity and reliability of its computerized information systems, computer systems embedded in the machinery and equipment used in its operations, as well as third party or in-house developed software. Phase one of the Company's program involved an assessment of Y2K compliance has been completed. In phase two of the program, the Company is modifying or replacing all non-compliant hardware systems. Completion of Phase two is expected by June 1999. Phase three of the program involves upgrades or replacement of all non-Y2K compliant software and is also expected to be completed by June 1999.

As of June 30, 1998, the Company has spent approximately $100,000 in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $500,000 to complete phases two and three of the program.

The Company requested documentation regarding Y2K compliance from all of its suppliers and service providers. As of August 31, 1998, the Company received confirmations from approximately 70% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance.

Among other things, the Company's operations depend on the availability of utility services, principally electricity and reliable performance by telecommunication services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance could have a significant impact on the Company's financial results depending on the length and severity of the disruption.

The Company is currently identifying alternatives and will complete a contingency plan for each of its principal operations by June 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new service offerings; changes in business strategy or plans; quality of management; availability and terms of capital; business abilities and judgment of personnel; changes in, or the failure to comply with government regulations; and other factors described in filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

ITEM 5.  OTHER INFORMATION.
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          (27)  Financial Data Schedule (to be filed electronically).

     (b)  REPORTS ON FORM 8-K

          Date                Items
          ----                -----

          August 11, 1998       2

          August 26, 1998       7 (a) and (b)


                                      SIGNATURE

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOWN SPORTS INTERNATIONAL, INC.
                                     (Registrant)







DATE:   October 14, 1998           BY:  /S/ RICHARD PYLE
                                   ----------------------
                                   Richard Pyle
                                   Chief Financial Officer
                                   (principal financial and accounting officer)


DATE:   October 14, 1998           BY:  /S/ MARK SMITH
                                   -----------------------
                                   Mark Smith
                                   Chief Executive Officer
                                   (principal executive officer)

                                    EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT



(27)                Financial Data Schedule (to be filed electronically).