Form 10-Q
period 1998-11-30
TOWN SPORTS INTERNATIONAL INC
filed 1999-01-08
CIK 1029787

                                   United States
                         Securities and Exchange Commission
                               Washington, D.C. 20549

                                     Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1998

                                         or

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

                  TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                     FORM 10-Q
                         FOR THE QUARTER ENDED NOVEMBER 30, 1998
                                       INDEX


PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)                               PAGE

         a)  Condensed Consolidated Balance Sheets
             as of May 31, 1998 and November 30, 1998                          1

         b)  Condensed Consolidated Statements of Operations
             for the three- and six-months ended November 30, 1997
             and 1998.                                                         2

         c)  Condensed Consolidated Statements of Cash Flow
             for the six-months ended November 30, 1997 and 1998               3

         d)  Notes to Condensed Consolidated Financial Statements              4

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               6

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                12

    Item 2.  Changes in Securities                                            12

    Item 3.  Defaults upon Senior Securities                                  12

    Item 4.  Submission of Matters to a Vote of Security Holders              12

    Item 5.  Other Information                                                12

    Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                    12

Exhibit Index                                                                 13

                  TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         May 31, 1998 and November 30, 1998
                        All figures $'000, except share data


                                                                                MAY 31,      NOVEMBER 30
                              ASSETS:                                            1998            1998
                                                                                 ----            ----
                                                                              (Unaudited)    (Unaudited)
Current assets:
     Cash and cash equivalents                                               $ 22,997         $ 28,331
     Accounts receivable                                                          420              293
     Inventory                                                                    673            1,228
     Prepaid expenses and other current assets                                    677              669
                                                                             --------         --------
               Total current assets                                            24,767           30,521
                                                                             --------         --------

Fixed assets, net of accumulated depreciation of $17,664 and
     $22,238 at May 31 and November 30, 1998, respectively                     54,518           76,985
Intangible assets, net of accumulated amortization of $2,489 and
     $5,399 at May 31 and November 30, 1998, respectively                      19,923           37,803
Deferred tax asset                                                              7,159            8,281
Deferred membership costs                                                       4,933            6,763
Other assets                                                                      677            1,094
                                                                             --------         --------
               Total assets                                                  $111,977         $161,447
                                                                             ========         ========


               LIABILITIES and STOCKHOLDERS' DEFICIT:

Current liabilities:
     Current portion of long-term debt and capital lease obligations         $  2,036         $  2,559
     Accounts payable                                                           2,451            2,836
     Accrued expenses and corporate income taxes payable                        7,991            6,753
     Deferred revenue                                                           6,391            9,137
                                                                             --------         --------
               Total current liabilities                                       18,869           21,285
Long-term debt and capital lease obligations                                   86,253           92,337
Deferred lease liabilities                                                      9,298           10,512
Deferred revenue                                                                1,890            2,368
Other liabilities                                                                 774              683
                                                                             --------         --------
               Total liabilities                                              117,084          127,185
                                                                             --------         --------

Redeemable senior preferred stock, $1,000 par value; liquidation value
     $40,075; authorized 40,000 shares, no shares issued
     issued and outstanding at May 31, 1998, 40,000
     issued and outstanding at November 30, 1998                                 -              36,293
                                                                             --------         --------

Stockholders' deficit:
     Series A preferred stock, $1.00 par value; at liquidation value;
      authorized 200,000 shares, 153,637 shares
      issued and outstanding at May 31 and November 30, 1998                   18,736           20,122
     Series B preferred stock, $1.00 par value; at liquidation value;
      authorized 200,000 shares, 3,857 shares issued and
      outstanding at May 31 and November 30, 1998, respectively                   164              177
     Class A voting common stock, $0.001 par value; authorized
      1,150,000 shares, 1,015,714 issued and
      outstanding at May 31 and November 30, 1998, respectively                     1                1
     Paid-in capital                                                            3,994            7,762
     Unearned compensation                                                     (2,546)          (2,546)
     Accumulated deficit                                                      (25,456)         (27,547)
                                                                             --------         --------
               Total stockholders' deficit                                     (5,107)          (2,031)
                                                                             --------         --------

               Total liabilities and stockholders' deficit                   $111,977         $161,447
                                                                             ========         ========


           See notes to the condensed consolidated financial statements

                         TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS
                   For the three and six months ended November 30, 1997 and 1998
                               All figures $'000, except share data


                                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                    NOVEMBER 30                  NOVEMBER 30
                                                                               1997             1998         1997           1998
                                                                               ----             ----         ----           ----
                                                                            (Unaudited)      (Unaudited)  (Unaudited)    (Unaudited)

Revenues:
     Club operations                                                          $18,527          $31,131      $35,055        $59,146
     Management fees and other                                                    592              824        1,262          1,540
                                                                              -------          -------      -------        -------

                                                                               19,119           31,955       36,317         60,686
                                                                              -------          -------      -------        -------

Operating expenses:
     Payroll and related                                                        7,765           12,255       14,800         23,833
     Club operating                                                             6,037           11,042       11,267         20,552
     General and administrative                                                 1,175            3,108        2,239          4,944
     Depreciation and amortization                                              1,772            3,807        3,361          7,417
     Compensation expense in connection with stock options                        179              178          339            352
                                                                              -------          -------      -------        -------

                                                                               16,928           30,390       32,006         57,098
                                                                              -------          -------      -------        -------

               Operating income                                                 2,191            1,565        4,311          3,588

Interest expense                                                                1,795            2,401        2,968          4,849
Interest income                                                                  (302)             (55)        (331)          (202)

                                                                              -------          -------      -------        -------

     Income (loss) before provision (benefit) for corporate income taxes          698             (781)       1,674         (1,059)
Provision (benefit) for corporate income taxes                                    395             (340)         845           (442)
                                                                              -------          -------      -------        -------
     Income before extraordinary item                                             303             (441)         829           (617)
                                                                              -------          -------      -------        -------

Extraordinary item, net of related income tax of  $647                           (730)            -            (730)          -

                                                                              -------          -------      -------        -------
     Net income (loss)                                                           (427)            (441)          99           (617)

Accreted dividends on preferred stock                                            (612)            (844)      (1,150)        (1,474)
                                                                              -------          -------      -------        -------

     Net loss attributable to common stockholders                             $(1,039)         $(1,285)     $(1,051)       $(2,091)
                                                                              =======          =======      =======        =======


           See notes to the condensed consolidated financial statements

                      TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS of CASH FLOW
                    For the six months ended November  30, 1997 and 1998
                            All figures $'000, except share data


                                                                                  SIX MONTHS ENDED
                                                                                    NOVEMBER 30,
                                                                               1997             1998
                                                                            (Unaudited)      (Unaudited)

Cash flows from operating activities:
     Net income (loss)                                                       $     99         $   (617)
                                                                             --------         --------

     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              3,361            7,417
     Compensation expense in connection with stock options                        339              352
     Noncash rental expense, net of noncash rental income                       1,125            1,213
     Share of net income in affiliated companies                                  (82)            (151)
     Amortization of debt issuance costs                                          190              310
     Change in certain working capital components                               1,687              656
     Increase in deferred tax asset                                              (848)          (1,122)
     Increase in deferred membership costs                                       (660)          (1,830)
     Loss from early extinguishment of debt                                     1,377             -
     Other                                                                         (4)               2
                                                                             --------         --------
               Total adjustments                                                6,485            6,847
                                                                             --------         --------

               Net cash provided by operating activities                        6,584            6,230
                                                                             --------         --------


Cash flows from investing activities:
     Capital expenditures, net of effects of acquired businesses               (4,376)         (16,711)
     Acquisition of businesses                                                 (4,258)         (25,243)
     Intangible and other assets                                                 -                (354)
                                                                             --------         --------
               Net cash used in investing activities                           (8,634)         (42,308)
                                                                             --------         --------


Cash Flows from Financing Activities:
     Proceeds from borrowings, net of expenses of issuance                     85,570           16,900
     Repayments of borrowings                                                 (43,056)         (15,122)
     Issuance of stock, net of expenses of  issuance                              124           39,634
                                                                             --------         --------
               Net cash provided by financing  activities                      42,638           41,412
                                                                             --------         --------

               Net increase in cash and cash equivalents                       40,588            5,334

Cash and cash equivalents at beginning of period                                2,468           22,997

                                                                             --------         --------
     Cash and cash equivalents at end of period                              $ 43,056         $ 28,331
                                                                             ========         ========

Summary of the change in certain working capital components, net of effects of acquired businesses:
     Decrease in accounts receivable                                         $     25         $    127
     Increase in inventory                                                       (126)            (555)
     Increase in prepaid expenses and other current assets                        406              159
     Increase (decrease) in accounts payable and accrued expenses                 528           (2,299)
     Increase in deferred revenue                                                 854            3,224
                                                                             --------         --------
          Net changes in working capital                                     $  1,687         $    656
                                                                             ========         ========


Supplemental disclosures of cash flow information:
          Cash paid during the period for:
          Interest (net of amounts capitalized)                              $  3,174         $  4,713
          Taxes                                                                   455            1,030

          Noncash investing and financing activities:
           Acquisition of fixed assets included in accounts
            payable                                                                99            1,360


           See notes to the condensed consolidated financial statements

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1998 AND NOVEMBER 30, 1998

                                   All figures $'000

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's May 31, 1998 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-and six-month periods ended November 30, 1998, are not necessarily indicative of the results for the entire fiscal year ending May 31, 1999.


2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS


                                             MAY 31,               NOVEMBER 30,
                                              1998                    1998
                                              ----                    ----
Series B 9 3/4% Senior Notes,
due 2004                                    $85,000                 $85,000

Borrowings under the line of credit                                   5,000


Notes payable for acquired businesses         1,826                   4,027

Capital lease obligations                     1,463                    869
                                            -------                 -------
                                             88,289                  94,896

Less, Current portion due within
one year                                      2,036                   2,559
                                            -------                 -------

Long-term portion                           $86,253                 $92,337
                                            =======                 =======


As of November 30, 1998, the Company has a line of credit, with its principal
bank for direct borrowings and letters of credit of up to $25.0 million.   The
line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% (7.75% as of November 30, 1998) or the bank's prime rate plus 1.50%, as defined. There were outstanding borrowings against this line of credit of $5.0 million, as of November 30, 1998 and outstanding letters of credit issued of $2.0 million. The unutilized portion of the line of credit as of November 30, 1998, was $18.0 million. This line of credit expires on October 15, 2002.

The line of credit contains various covenants including interest coverage (as defined) and a leverage ratio as well as restrictions on the payment of dividends.

3.   ASSET ACQUISITIONS AND COMMITMENTS

During the six months ended November 30, 1998, the Company executed sixteen purchase agreements thereby acquiring sixteen fitness clubs, including the acquisition of the Lifestyle Fitness of Springfield, Inc., and its Affiliates, as discussed below. The aggregate purchase prices totaled $30.0 million which included $25.2 million payable at closing and the issuance of notes payable totaling $4.8 million. In connection with these fitness clubs as well as certain future facilities, the Company entered into noncancelable operating leases expiring on or before May 31, 2014. Future minimum rental payments required under these leases total approximately $108.6 million.

The table below summarizes the purchase price allocation to assets acquired:

Allocation of purchase prices:

     Fixed Assets                                     $ 9,232
     Membership lists                                   2,616
     Goodwill                                          17,222
     Other net assets acquired                            900
                                                      -------

          Total allocation of purchase prices         $29,970
                                                      -------

For financial reporting purposes, these acquisitions have been accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets acquired on the basis of their respective fair values on the date of acquisition. The excess of purchase prices over the net tangible assets acquired has been allocated to membership lists acquired, and goodwill.

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

                                                           FOR THE SIX MONTHS
                                                           ENDED NOVEMBER 30,
                                                            1997        1998
                                                            ----        ----

Revenues                                                  $39,994     $62,013
Pro forma net income (loss) before extraordinary item         689        (634)
Pro forma net loss to common stockholders                  (1,191)     (2,108)

This unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and Lifestyle had been a single entity during the first six months of fiscal 1998 or 1999, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the consolidation of Lifestyle and the Company have been excluded from the amounts included in the pro forma summary presented above.

4.   REDEEMABLE PREFERRED STOCK ISSUANCE

In November 1998, the Company issued 40,000 shares of redeemable senior preferred stock and 143,261 $0.01 Warrants, which are exercisable into an equal number of shares of Common Stock, in consideration for $40.0 million. After payment of fees and expenses of approximately $400,000 the Company received net proceeds of $39.6 million. The senior preferred stock is redeemable in November 2008, and carries a cumulative 12% annual dividend which is added to the liquidation value of such preferred shares, if not paid in cash, at the option of the Company. In the event that certain defined events occur, the number of Warrants exercisable will be reduced.

5.   SUBSEQUENT EVENT

In January 1999, the Company acquired the assets of two fitness clubs. The purchase price totaled $1.7 million which included $1.0 million payable at closing and issuance of notes of $700,000. In connection with these clubs, the

Company assumed non-cancelable operating leases expiring on or before May 31, 2017. Future minimum rental payments required under these leases total approximately $7.5 million.

6.   CONTINGENCY

A claim had been filed against the Company related to alleged copyright infringement from the unauthorized use of photographs in advertisements. The case was originally brought in federal court in June 1996 and was dismissed in February 1998 because the plaintiffs had not registered copyrights to the photographs. A further claim was filed in the New York State Supreme Court in April 1998 and was dismissed in December 1998.

7.   ADOPTION OF SOP 98-1

During the period the Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the Company to capitalize certain costs incurred in connection with developing software to be used internally. The amounts capitalized during the period were $516,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS


INTRODUCTION

     The Company is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of November 30, 1998, the Company operated 69 clubs that collectively served over 175,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. The Company's target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income in excess of $50,000.

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

     The Company has executed this strategy successfully in the New York region through the network of clubs it operates under its New York Sports Club ("NYSC") brand name. The Company is the largest fitness club operator in Manhattan with 23 locations and operates a total of 55 clubs under the NYSC name within a defined radius of New York City. The Company is in the process of more fully developing clusters within a smaller radius surrounding Washington, DC under its Washington Sports Club ("WSC") brand name and has begun establishing similar clusters surrounding Boston and Philadelphia under its Boston Sports Club ("BSC") and Philadelphia Sports Club ("PSC") brand names, respectively. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

Results of Operations

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:


                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                NOVEMBER 30,             NOVEMBER 30,
                                               1997      1998           1997      1998
                                               ----      ----           ----      ----
Revenue                                        100.0%    100.0%         100.0%    100.0%
                                               ------    ------         ------    ------
Operating expenses
     Payroll and related                        40.6      38.4           40.7      39.3
     Club operating                             31.6      34.6           31.0      33.9
     General and administrative                  6.1       9.7            6.2       8.2
     Depreciation and amortization               9.3      11.9            9.3      12.1
     Compensation expense in
       connection with stock options             0.9       0.6            0.9       0.6
                                               -----     -----          -----     -----

      Operating income                          11.5       4.8           11.9       5.9

Interest expense                                 9.4       7.5            8.2       8.0
Interest income                                 (1.6)     (0.2)          (0.9)     (0.3)
                                               -----     -----          -----     -----
   Income (loss) before provision
     (benefit) for income tax                    3.7      (2.5)           4.6      (1.8)
Provision (benefit) for income tax               2.1      (1.1)           2.3      (0.8)
                                               -----     -----          -----     -----

     Net income (loss) before
       extraordinary item                        1.6      (1.4)           2.3      (1.0)
Extraordinary item                              (3.8)      -             (2.0)      -
                                               -----     -----          -----     -----

     Net income (loss)                          (2.2)     (1.4)           0.3      (1.0)

Accreted dividend on preferred
   stock                                         3.2       2.6            3.2       2.4
                                               -----     -----          -----     -----
     Net loss attributable
       to common stockholders                   (5.4)%    (4.0)%         (2.9)%    (3.4)%
                                               -----     -----          -----     -----


Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997

     REVENUES. Revenues increased approximately $12.8 million, or 67.1%, to $32.0 million during the quarter ended November 30, 1998 from $19.1 million in the quarter ended November 30, 1997. This increase resulted primarily from maturation of the 16 clubs opened or acquired during fiscal 1998 (approximately $5.4 million) and the 20 clubs opened or acquired in the first six months of fiscal 1999 (approximately $4.1 million). In addition, revenues increased during the quarter by $3.3 million at the Company's mature clubs resulting from increased membership.

     OPERATING EXPENSES. Operating expenses increased $13.5 million, or 79.5%, to $30.4 million in the quarter ended November 30, 1998, from $16.9 million in the quarter ended November 30, 1997. The increase was primarily due to a 95.3% increase in total club months operated to 188 in the quarter ended November 30, 1998 from 96 in the quarter ended November 30, 1997, in addition to the following factors:

     Payroll and related increased by $4.5 million, or 57.8% to $12.3 million in the quarter ended November 30, 1998, from $7.8 million in the quarter ended November 30, 1997. This increase was attributable to the acquisition or opening of 16 clubs in fiscal 1998 and 20 clubs in the first six months of fiscal 1999.

     Club operating increased by $5.0 million or 82.9% to $11.0 million in the quarter ended November 30, 1998, from $6.0 million in the quarter ended November 30, 1997. This increase is attributable to the acquisition or opening of 16 clubs in fiscal 1998 and 20 clubs in the first six months of fiscal

1999.

     General and administrative increased by $1.9 million, or 164.8% to $3.1 million in the quarter ended November 30, 1998, from $1.2 million, in the quarter ended November 30, 1997. This increase is attributable to expenses associated with the Company's expansion, including the expansion of the Company's corporate office and upgrade of the Company's management information systems. In addition the Company wrote-off $169,000 of expenses associated with the preparation for an initial public offering, which has been postponed due to market volatility.

     Depreciation and amortization increased by $2.0 million, or 114.8% to $3.8 million in the quarter ended November 30, 1998, from $1.8 million in the quarter ended November 30, 1997. This increase is attributable primarily to the increased fixed and intangible assets arising out of new club acquisitions and openings during the six months ended November 30, 1998, and a full period of depreciation and amortization for fixed asset additions, acquisitions or openings since the quarter ended November 30, 1997. Fixed and intangible assets acquired during the six months ended May 31, 1998 totaled $16.6 million and $13.8 million, respectively. Fixed and intangible assets acquired in the first six months ended November 30, 1998 totaled $27.0 million and $20.8 million, respectively.

     Compensation expense in connection with stock options was unchanged for the quarter ended November 30, 1998 compared to 1997.

     INTEREST EXPENSE. Interest expense increased $600,000 to $2.4 million during the quarter ended November 30, 1998, from $1.8 million in the quarter ended November 30, 1997. The increased level of interest expense was primarily due to a full quarter of interest related to the Senior Notes (drawn down in October 1997), as well as drawings under the line of credit to fund certain acquisitions during the quarter.

     INTEREST INCOME. Interest income decreased $247,000 to $55,000 during the quarter ended November 30, 1998, from $302,000 in the quarter ended November 30, 1997. The decreased level of interest income was primarily due to lower cash on hand as the Company invested in acquisitions and new club construction.

     PROVISION (BENEFIT) FOR INCOME TAX. The income tax benefit for the quarter ended November 30, 1998 was $340,000 compared to a tax expense of $395,000 for the quarter ended November 30, 1997. During the quarter ended November 30, 1998, the Company's effective tax rate was negatively impacted by net operating losses incurred by certain clubs located in states where such losses could not currently be utilized.

     ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the preferred stock increased $232,000 to $844,000 during the quarter ended November 30, 1998, from $612,000 in the quarter ended November 30, 1997. This increase is as a result of a compounding feature in the calculation of the accretion of dividends on the Series A and B preferred stock, as well as dividends subsequent to the issuance of the senior preferred stock.

Six Months Ended November 30, 1998 Compared to Six Months Ended November 30,
1997

     REVENUES. Revenues increased approximately $24.4 million, or 67.1%, to $60.7 million during the six months ended November 30, 1998 from $36.3 million in the six months ended November 30, 1997. This increase resulted primarily from maturation of the 16 clubs opened or acquired during fiscal 1998 (approximately $11.4 million) and the 20 clubs opened or acquired in the first six months of fiscal 1999 (approximately $6.4 million). In addition, revenues increased during the period by $6.6 million at the Company's mature clubs resulting from increased membership.

     OPERATING EXPENSES. Operating expenses increased $25.1 million, or 78.4%, to $57.1 million in the six months ended November 30, 1998, from $32.0 million in the six months ended November 30, 1997. The increase was primarily due to an 88.0% increase in total club months operated to 352 in the six months ended November 30, 1998 from 187 in the six months ended November 30, 1997, in addition to the following factors:

     Payroll and related increased by $9.0 million, or 61.0% to $23.8 million in the six months ended November 30, 1998, from $14.8 million in the six months ended November 30, 1997. This increase was attributable to the acquisition or opening of 16 clubs in fiscal 1998 and 20 clubs in the first six months of fiscal 1999.

     Club operating increased by $9.3 million, or 82.4% to $20.6 million in the six months ended November 30, 1998, from $11.3 million in the six months ended November 30, 1997. This increase is attributable to the acquisition or opening of 16 clubs in fiscal 1998 and 20 clubs in the first six months of fiscal 1999.

     General and administrative increased by $2.7 million, or 120.9% to $4.9 million in the six months ended November 30, 1998, from $2.2 million, in the six months ended November 30, 1997. This increase is attributable to expenses associated with the Company's expansion, including the expansion of the Company's corporate office and upgrade of the Company's management information systems. In addition the Company wrote-off $169,000 of expenses associated with the preparation for an initial public offering, which has been postponed due to market volatility.

     Depreciation and amortization increased by $4.1 million, or 120.7% to $7.4 million in the six months ended November 30, 1998, from $3.4 million in the six months ended November 30, 1997. This increase is attributable primarily to the increased fixed and intangible assets arising out of new club acquisitions and openings during the six months ended November 30, 1998, and a full period of depreciation and amortization for fixed asset additions, acquisitions or openings since November 30, 1997. Fixed and intangible assets acquired during the six months ended May 31, 1998 totaled $16.6 million and $13.8 million, respectively. Fixed and intangible assets acquired in the first six months ended November 30, 1998 totaled $27.0 million and $20.8 million respectively.

     Compensation expense in connection with stock options increased $13,000, or 3.8% to $352,000 in the six months ended November 30, 1998, from $339,000 in the six months ended November 30, 1997.

     INTEREST EXPENSE. Interest expense increased $1.9 million to $4.8 million during the six months ended November 30, 1998, from $3.0 million in the six months ended November 30, 1997. The increased level of interest expense was primarily due to a full period of interest related to the Senior Notes (drawn down in October 1997), as well as drawings under the line of credit to fund certain acquisitions during the period.

     INTEREST INCOME. Interest income decreased $129,000 to $202,000 during the quarter ended November 30, 1998, from $331,000 in the quarter ended November 30, 1997. The decreased level of interest income was primarily due to lower cash on hand as the Company invested in acquisitions and new club construction.

     PROVISION (BENEFIT) FOR INCOME TAX. The income tax benefit for the six months ended November 30, 1998 was $442,000 compared to a tax expense of $845,000 for the six months ended November 30, 1997. During the six months ended November 30, 1998, the Company's effective tax rate was negatively impacted by net operating losses incurred by certain clubs located in states where such losses could not currently be utilized.

     ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the preferred stock increased $324,000 to $1.5 million during the six months ended November 30, 1998, from $1.2 million in the six months ended November 30, 1997. This increase is as a result of a compounding feature in the calculation of the accretion of dividends on the Series A and B preferred stock, as well as dividends subsequent to the issuance of senior preferred stock.

Liquidity and Capital Resources

     Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     OPERATING ACTIVITIES. Net cash provided by operating activities for the six months ended November 30, 1998 was $6.2 million compared to $6.6 million during the six months ended November 30, 1997. This slight decrease was primarily due to the number of immature recently opened or acquired clubs which are not yet operating at normal operating margins, offsetting improved performance in the Company's mature clubs. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full 12 months in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

     INVESTING ACTIVITIES. The Company invested $42.3 million and $8.6 million in capital expenditures and asset acquisitions during the six months ended November 30, 1998 and 1997, respectively, primarily as a result of the Company's expansion efforts. The Company estimates that, for the period from December 1, 1998 until May 31, 1999, it will invest an additional amount of approximately $30.0 million in capital expenditures and asset acquisitions, which includes $3.0 million that management intends to invest to maintain and expand certain existing clubs and $1.0 million to further upgrade its management information systems. This expenditure will be funded by cash flow generated from operations, available cash and credit facilities.

     FINANCING ACTIVITIES. In October 1997, the Company issued $85.0 million Senior Notes and entered into the Credit Facility. After payment of fees and expenses of $3.3 million, the Company received net proceeds of $81.7 million, of which $41.5 million was used for the repayment of certain indebtedness. The Senior Notes contain certain restrictive covenants and restrict the payment of dividends. The Credit Facility notes contain restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of November 30, 1998,the Company has approximately $18.0 million available under the current Credit Facility, which matures in October 2002, and has no scheduled amortization requirements. The Credit Facility was recently amended to allow for maximum borrowings of $25.0 million.

In November 1998, the Company completed a $40.0 million redeemable senior preferred stock equity infusion. After payment of fees and expenses of approximately $400,000 the Company received net proceeds of $39.6 million. The senior preferred stock is redeemable in November 2008, and carries a cumulative 12% annual dividend which is added to the liquidation value of such preferred shares, if not paid in cash, at the option of the Company. Warrants (initially totaling 143,261) to buy Common stock were issued to the holders of the Senior Preferred shares.

Year 2000 Compliance

The Company has implemented a three phase program to identify and resolve Year 2000 ("Y2K") issues related to the integrity and reliability of its computerized information systems, computer systems embedded in the machinery and equipment used in its operations, as well as third party or in-house developed software. Phase one of the Company's program involved an assessment of Y2K compliance and has been completed. In phase two of the program, the Company is modifying, or replacing, and testing all non-Y2K compliant hardware systems. Completion of Phase two is expected by June 1999. Phase three of the program involves upgrades, or replacement, and testing all non-Y2K compliant software and is also expected to be completed by June 1999.

As of November 30, 1998, the Company has spent approximately $200,000 in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $400,000 to complete phases two and three of the program.

The Company requested documentation regarding Y2K compliance from all of its suppliers and service providers. As of November 30, 1998, the Company received confirmations from approximately 75% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance.

Among other things, the Company's operations depend on the availability of utility services, principally electricity and reliable performance by telecommunication services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance could have a significant adverse impact on the Company's financial results depending on the length and severity of the disruption.

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

ITEM 2.  CHANGES IN SECURITIES.
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

ITEM 5.  OTHER INFORMATION.
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
Not applicable




                                     SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOWN SPORTS INTERNATIONAL, INC.
                                     (Registrant)



DATE:   January 8, 1999            BY:  /S/ RICHARD PYLE
                                   ----------------------
                                   Richard Pyle
                                   Chief Financial Officer
                                   (principal financial and accounting officer)


DATE:   January 8, 1999            BY:  /S/ MARK SMITH
                                   -----------------------
                                   Mark Smith
                                   Chief Executive Officer
                                   (principal executive officer)

                                   EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT



(27)                Financial Data Schedule (to be filed electronically).