Form 10-K405
period 1998-12-31
TOWN SPORTS INTERNATIONAL INC
filed 1999-03-16
CIK 1029787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/ / Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal year ended

/X/ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from June 1, 1998 to December 31, 1998

   Commission file number: 333-40907

                        TOWN SPORTS INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                  NEW YORK                                      13-2749906
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

                               888 SEVENTH AVENUE
                            NEW YORK, NEW YORK 10106
                                 (212)-246-6700
               (Address, including zip code and telephone number,
       including area code, of registrant's principal executive offices)

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

    As of March 15, 1999, there were 1,015,714 shares of Class A Common Stock of the Company outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                                               PAGE
             PART I

        1.   Business..........................................................................................          2
        2.   Properties........................................................................................         10
        3.   Legal Proceedings.................................................................................         12
        4.   Submission of Matters to a Vote of Security Holders...............................................         13

             PART II

        5.   Market for Registrant's Common Stock and Related Shareholder Matters..............................         13
        6.   Selected Financial Data...........................................................................         14
        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............         16
       7A.   Quantitative and Qualitative Disclosures About Market Risks.......................................         24
        8.   Financial Statements and Supplementary Data.......................................................         24
        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............         24

             PART III

       10.   Directors and Executive Officers of the Registrant................................................         24
       11.   Executive Compensation............................................................................         26
       12.   Security Ownership of Certain Beneficial Owners and Management....................................         30
       13.   Certain Relationships and Related Transactions....................................................         31

             PART IV

       14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................         35

                        TOWN SPORTS INTERNATIONAL, INC.
                                     PART I

ITEM 1. BUSINESS

GENERAL

    Town Sports International, Inc. (collectively with its subsidiaries, "Town Sports" or the "Company") is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 1998, the Company operated 69 clubs that collectively served approximately 179,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. The Company's target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income of $50,000.

    The Company's goal is to develop the premier health club network in each of the major metropolitan regions in which it operates. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. When entering new regions, the Company develops its clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 1998, approximately 45% of the Company's members participated in a membership plan that allows unlimited access to all of the Company's clubs for a higher membership fee.

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

    The Company changed its fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications.

    The Company has experienced significant growth over the past several years through a combination of (i) acquiring existing, privately owned, single and multi-club businesses, and (ii) developing and opening "greenfield" club locations. From June 1, 1993 to December 31, 1998, the Company acquired 35 existing clubs, opened 16 greenfield clubs, sold one club and closed one club at the expiration of its lease to increase its total clubs under operation from 20 to 69. The Company plans to acquire or open at least 20 more clubs prior to December 31, 1999. The Company has achieved revenue growth over the five year and seven month period ended December 31, 1998 at a compound annual rate of approximately 38.6% from $24.9 million for the year ended May 31, 1994 to $111.0 million for the twelve months ended December 31, 1998. This growth has been driven not only by the addition of acquired and greenfield club locations, but also through comparable club revenue growth, which has ranged from 10.9% to 27.3% for the five year and seven month period ended December 31, 1998 and was 25.5% for the twelve months ended December 31, 1998. Comparable club revenue growth has enabled the Company to increase revenue per weighted average club over the five year and seven month period ended December 31, 1998. Revenue per weighted average club has risen from $1.8 million in fiscal 1994 to $2.1 million for the twelve months ended December 31, 1998. Based on the Company's historical experience, a new club tends to achieve significant increases in revenues during its first three years of operation as it reaches maturity. Because clubs experience little incremental cost associated with such revenue increases, the Company realizes a greater proportionate increase in profitability. This operating leverage has allowed it to achieve EBITDA growth over the five year and seven month period ended December 31, 1998 at a compound annual rate of approximately 45.8% from $3.6 million for the year ended May 31, 1994 to $20.3 million for the twelve month period ended December 31, 1998. The Company's rate of EBITDA growth from fiscal 1997 to the twelve month period ended December 31, 1998 accelerated to 128.2%

    The Company's model club ranges in size from approximately 15,000 to 25,000 square feet and averages approximately 21,000 square feet. Clubs typically have an open space to accommodate cardiovascular and strength-training exercise, as well as special purpose rooms to accommodate aerobic class instruction and other exercise programs. Locker rooms generally include a sauna and steam room. Management seeks to provide a broad array of high quality exercise programs and equipment that is both popular and effective, while reinforcing the quality exercise experience the Company strives to make available to its customers. While the Company does not generally build locations with amenities such as swimming pools or racquet and basketball courts, the Company does strive to establish at least one flagship club that has such amenities in each of its markets. Management believes that it is generally more economical to acquire clubs with such amenities than to develop them as greenfield clubs.

    Management engages in a detailed site analysis and selection process based upon information provided by the Company's proprietary development software to identify potential target areas for additional clubs based upon population demographics, traffic and commuting patterns, availability of sites and competitive market information. In addition to the Company's existing 69 clubs under operation and the 15 sites for which the Company has entered into lease commitments, management has identified approximately 125 target areas in which it plans to add clubs under the brand names NYSC, WSC, BSC or PSC. Management estimates that it will identify approximately 50 additional target areas in which to add clubs under these brand names. Once the Company begins to approach saturation of these regions, management will explore expansion opportunities in contiguous regions along the East Coast and the Mid-Atlantic. Since its inception, the Company has never closed a club prior to the expiration of a lease and has closed only one club at the expiration of a lease.

    The Company possesses an experienced management team, the top five executives of which have been working together at the Company since 1990. Management believes that it has the depth, experience and motivation to manage the Company's internal and external growth, and that the Company has put in place the infrastructure and systems to manage effectively the Company's planned expansion. Management believes that the presence of such infrastructure will enable the Company over time to leverage certain fixed cost aspects of overhead to realize increased EBITDA margins as the Company continues to expand its club base. This operating leverage has already helped the Company to increase its EBITDA margin by more than 85% to approximately 18.1% for the twelve month period ended December 31, 1998 compared to approximately 9.7% in fiscal 1997.

INDUSTRY OVERVIEW

    According to published industry sources, total fitness club industry revenues have increased at a compound annual rate of approximately 8.6% from $5.5 billion in 1991 to $9.0 billion in 1997. Over the same period of time, fitness club memberships have increased at a compound annual rate of 5.1% from
16.7 million to 22.5 million and have increased over 50% since 1987. These statistics imply that average revenue per member has grown at a compound annual rate of 3.3% for the industry since 1991. Membership and revenue growth have dramatically outpaced the growth of fitness clubs, which has grown at a compound annual rate of only 2.1% to approximately 13,800 in 1997 from approximately 12,150 in 1991. Management believes that fitness clubs, on average, have experienced significant excess capacity historically. Only more recently has the industry as a whole experienced the level of membership and revenue per club to realize the benefits of the inherent operating leverage in the industry. As a result, fitness club growth accelerated to 5.0% in 1997 and the top 100 fitness club companies planned to open approximately 315 clubs in 1998, in the aggregate.

    Management believes that the growth in fitness club memberships is attributable to several factors. Americans are focused on achieving a healthier, more active lifestyle. Of the factors members consider very important in their decision to join a fitness club, the most commonly mentioned is health, closely followed by appearance related factors including muscle tone, looking better and weight control. Management believes that the increased emphasis on appearance and wellness in the media has heightened the focus on self image and fitness and will continue to do so. Management also believes that fitness clubs provide a more convenient venue for exercise than outdoor activities, particularly in densely populated metropolitan areas. According to published industry reports, convenience is an important factor in choosing a fitness club.

    According to industry sources, the four major trends that are driving changes in the health and fitness industry include: (i) an influx of institutional capital investment is leading a transformation of club ownership from private to public; (ii) large operators are beginning to build regional and national platforms to consolidate the industry and, in turn, are providing liquidity for many small operators; (iii) the aging of the American population is creating an awareness of and a need for healthy living and physical fitness;
(iv) insurers are beginning to partner with corporations to promote preventative healthcare programs such as fitness clubs memberships.

    Across the industry, monthly membership dues have averaged between $54.00 and $58.00 per month for a single adult from 1994 through 1997. Around this average monthly fee, management believes the industry can be segregated into three tiers based upon price, service and quality: (i) an upper tier consisting of clubs with monthly membership dues averaging in excess of $80.00 per month;
(ii) a middle tier consisting of clubs with monthly membership dues averaging between $80.00 and $40.00 per month; and (ii) a lower tier consisting of clubs with monthly membership dues averaging less than $40.00 per month. The Company competes in the middle tier in terms of pricing and is positioned toward the upper end of this tier. Based upon the quality and service the Company provides its members, management believes that the Company provides an attractive value to its members at the monthly membership dues it charges.

    The fitness club industry is highly fragmented. In 1997, the ten largest operators accounted for less than 8.0% of total club ownership and approximately 17.2% of total industry revenues. In addition, approximately 65.0% of the total industry clubs are operated by single club operators. Based upon this data, management believes that considerable consolidation will occur in the industry. According to published industry data, excluding the Company, the ten largest industry participants planned to acquire approximately 50 clubs in 1998. The Company expects to play a significant role as a consolidator on a regional basis.

MARKETING

    The Company's marketing campaign is directed by its in-house media department which is headed by the Chief Operating Officer. This team develops advertising strategies to convey each of the Company's regionally branded networks as the premier network of fitness clubs in that region. Advertisements are designed to highlight the consistent quality and high value-to-price ratio management believes the Company provides through a combination of its membership programs, club facilities and personnel. The media team's goal is to achieve broad awareness of the Company's regional brand names primarily through newspaper, billboard, radio, television and direct mail advertising. Management believes that the Company's clustering of clubs creates economies in its marketing and advertising strategy that increase the efficiency and effectiveness of these campaigns.

    Advertisements generally feature creative slogans that communicate the serious approach the Company takes toward fitness in a provocative and/or humorous tone, rather than pictures of the Company's clubs or members exercising. The Company does not advertise discounts on monthly membership dues. Promotional marketing campaigns will typically feature opportunities to participate in value-added services such as personal training for a limited time at a discount to the standard rate. On occasion, the Company will also offer reduced initiation fees to encourage enrollment. Additionally, the Company frequently sponsors member referral incentive programs. Approximately one-third of the Company's new members cite a referral from an existing member as a reason for joining. Such incentive programs include a free month of membership, personal training sessions, sports equipment such as a free gym bag or a gift certificate for other in-club purchases. In addition, the Company maintains four Internet sites that provide information about club locations, program offerings and on-line promotions.

    The Company also engages in public relations and special events to promote its image in the local communities. Management believes that these public relations efforts enhance the Company's image and the image of its local brand names in the communities in which it operates. The Company also seeks to build its community image through co-operative advertising campaigns with local sporting goods retailers.

SALES

    Sales of new memberships are generally handled at the club level. The Company employs approximately 175 "in-club" membership consultants who are responsible for new membership sales. Each club generally has two full-time and one part-time membership consultants. These consultants report both to the general manager of the club as well as to one of the Company's seven area sales managers, who in turn report to the Company's Vice President Sales. Membership consultants' compensation consists of a base salary plus commission. Sales commissions range from $45.00 to $65.00 per new member enrolled. The Company provides additional incentive-based compensation in the form of bonuses contingent upon individual, club and Company-wide enrollment goals. Membership consultants must successfully complete a three-month, in-house training program through which they learn the Company's sales strategy. In making a sales presentation, membership consultants emphasize: (i) the proximity of its clubs to concentrated commercial and residential areas convenient to where target members live and work; (ii) the lack of a long-term obligation on the part of the enrollee; (iii) the price value relationship of a Town Sports membership; and (iv) access to value-added services. All of the Company's area sales managers have been promoted from within the Company to their current positions. Management believes that providing employees with opportunities for career advancement is essential to the Company's ability to attract and retain qualified sales personnel. The Company also employs a full-time corporate sales manager whose sole responsibility is to solicit group memberships through senior level corporate contacts.

    Management believes that clustering clubs allows the Company to sell memberships based upon the opportunity for members to utilize multiple club locations to differing degrees. The Company has streamlined its membership structure to simplify the sales process. In addition, the proprietary centralized computer software utilized by the Company ensures consistency of pricing and controls enrollment processing at the club level. The Company offers three principal types of memberships:

        THE PASSPORT MEMBERSHIP, priced from $74.00 to $79.00 per month, is the Company's highest priced membership and entitles members to use any Town Sports club at any time. This membership is held by approximately 45.0% of members.

        THE GOLD MEMBERSHIP, priced from $49.00 to $74.00 per month based on the market area of enrollment, enables members to use a specific club, or a group of specific clubs, at any time and any Town Sports club during off-peak times. This membership is held by over 53.5% of members.

        THE OFF-PEAK MEMBERSHIP, priced from $44.00 to $66.00 per month, is the least expensive membership, and allows members to use any Town Sports club only during off-peak times. This membership is held by approximately 1.5% of members.

    By clustering a group of clubs in a geographic area, the value of Company memberships is enhanced by the ability to offer Passport Memberships, which allow the member to use any Company club at any time. Approximately 45.0% of all members choose the Passport Membership option. Management believes the popularity of the Passport Membership results from the broader privileges and greater convenience this membership plan provides through the opportunity for members to access club facilities near to both their homes and offices. Management also believes that Passport Memberships will increase as a percentage of total memberships as the Company continues to build its clusters in the Washington, DC, Boston and Philadelphia regions. The Boston and Philadelphia regions, in particular, have not yet developed the critical mass to support substantial sales of Passport Memberships. The Company's clustering strategy also allows it to provide access to special facilities such as squash, tennis, basketball and racquetball courts and swimming pools through flagship locations strategically located in key target areas without offering such facilities in every location.

    In joining a club, a new member signs a membership agreement which obligates the member to pay a one-time initiation fee and monthly dues on an ongoing basis. For the twelve months ended December 31, 1998, initiation fees averaged $105.13. Monthly membership dues averaged approximately $64.47 per month during that same period. The Company collects approximately 89.3% of all monthly membership dues through Electronic Funds Transfer "EFT". Substantially all other monthly membership dues are paid in advance. EFT members can generally cancel memberships at any time upon 30 days notice. Based upon detailed statistical studies of the membership base at the Company's mature clubs, however, the average length of the Company's memberships is approximately 24 months. The membership agreement calls for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. Management believes that its EFT program of monthly dues collection provides a predictable and stable cash flow for the Company, eliminates the traditional accounts receivable function, and minimizes bad-debt write-offs while providing a significant competitive advantage in terms of the sales process, dues collection, working capital management and membership retention. In addition, it enables the Company to increase its dues in an efficient and consistent manner. During the first week of each month, the Company receives the EFT dues for that month by wire transfers initiated by Checkfree Corporation. Discrepancies and insufficient funds incidents are researched and resolved by an in-house staff that numbered ten at December 31, 1998. For the three years and seven months ended December 31, 1998, the Company experienced an average of uncollected EFT receivables of less than 1.2%.

    The Company's total EFT revenue has increased by $5.9 million per month from $2.4 million in May, 1995 to over $8.3 million in December 1998. While the Company strongly encourages monthly EFT memberships, approximately 10.7% of the Company's members (often corporate group members) purchase paid-in-full memberships for a one year term. Annually the Company raises its monthly dues by between 1% and 3%.

CLUB FORMAT AND LOCATIONS

    The Company's clubs are typically located in well-established, higher-income residential, commercial or mixed urban neighborhoods within major metropolitan areas which are capable of supporting the development of a cluster of clubs. Fitness clubs generally have relatively high "retail" visibility, and close proximity to transportation. In the New York City and Washington, DC markets, the Company has created clusters of clubs in urban areas and their commuter suburbs in accordance with the Company's operating strategy of offering its target members the convenience of multiple locations close to where they live and work, reciprocal use privileges and standardized facilities and services.

    The Company's clubs generally range in size from 15,000 to 25,000 square feet and averages approximately 21,000 square feet. Membership for each club ranges from 2,500 to 4,500 members at maturity. Although club members represent a cross-section of the population in a given geographic market, the Company's typical member is college educated, between the ages of 20 and 44 and earns an annual income of $50,000.

    The Company's facilities include state-of-the-art cardiovascular equipment, including Lifecycles, StairMasters, treadmills, and elliptical motion machines; strength equipment and free weights, including Cybex, Icarian, Nautilus and Hammer Strength equipment; group exercise and cycling studio(s); Cardio-Theater entertainment systems; locker rooms, including shower facilities, towel service, and other amenities such as saunas and steamrooms; babysitting, and a retail shop. Personal training services are offered at all locations and massage is offered at most clubs, each at an additional charge. Additional services and facilities such as physical therapy programs, swimming pools, basketball, tennis, racquetball and/or squash courts and climbing walls are available in flagship locations.

CLUB OPERATIONS

    The Company emphasizes consistency and quality in all of its club operations, including:

    MANAGEMENT. The Company believes that its success is largely dependent on the selection and training of its staff and management. The Company's management structure is designed, therefore, to support the professional development of highly motivated managers who will execute the Company's directives and support growth.

    Corporate departments are responsible for each area of club services, such as exercise classes, fitness programming, personal training, facility and equipment maintenance, housekeeping and laundry. This centralization allows local general managers at each club to focus on customer service, club staffing and providing a high quality exercise experience. General managers are responsible for the day-to-day management of each club, and directly report to area managers, who liaise with corporate staff ensuring consistent service at all locations.

    The Company provides performance-based incentives to its management. Senior management compensation, for example, is tied to overall Company performance. Departmental directors, area managers and general managers have bonuses tied to financial and member retention targets for a particular club or group of clubs.

    PERSONAL TRAINING. All of the Company's fitness clubs offer one-on-one personal training, which is sold by the single session or in multi-session packages, to assist the Company's members with their daily workouts. Personal trainers are divided into three tiers: House Trainers, Professional Trainers and Master Trainers. House Trainers are stationed on a club's fitness floor to provide orientations to new members and to assist with the operation of equipment. House Trainers who exhibit superior skills receive a commission on personal training sessions. House Trainers become Professional Trainers once they have completed the Company's advanced certification program. As a Professional Trainer, the employee is entitled to a higher commission on personal training. Finally, trainers, who have obtained national certification and have developed an established client base, are permitted to collect the highest commission and to move from club to club to service club members as a Master Trainer. The Company believes that its personal training programs provide valuable guidance to its members and a significant source of incremental revenue from value-added services for the Company.

    GROUP FITNESS. The Company's commitment to providing a quality workout experience to its members extends to the employment of program instructors, who teach aerobics, cycling, strength conditioning, boxing, yoga and step aerobics classes, among others. The Company's clustering strategy enables it to staff program instructors and professional personal trainers at more than one club. As a result, the Company can vary a given club's instructors, while providing instructors sufficient classes to effectively and economically treat these instructors as full-time employees. The Company offers its employees various benefits including; health, dental, disability, insurance and a 401(k) plan. Management believes the availability of employee benefits provides the Company a strategic advantage in attracting and retaining quality program instructors and professional personal trainers and that this strategic advantage in turn translates into a more consistent and higher quality workout experience for those members who utilize such services. All program instructors report to a centralized management structure, headed by the Director of Programming who is responsible for overseeing auditions and providing in-house training to keep instructors current in the latest training techniques and program offerings.

PROPRIETARY CENTRALIZED INFORMATION SYSTEMS

    The Company has developed a proprietary system to track and analyze sales, leads, and membership statistics which, in conjunction with its other systems, allows the Company to track the frequency of member workouts, multi-club utilization, value-added services and demographic profiles by member, which enables the Company to develop targeted direct marketing programs and to modify its broadcast and print advertising to improve consumer response. These systems also assist the Company in evaluating staffing needs and program offerings. In addition, the Company relies on certain data gathered through its information systems to assist in the identification of new markets for clubs and site selection within those markets.

PROPRIETARY SOFTWARE AND INTELLECTUAL PROPERTY

    Management believes it has been an industry leader in the use of computer technology since the mid-1980's. The Company uses information technology in virtually every area of the business, including business development, sales and marketing, staffing and other operational systems. The Company has begun a multi-year information technology project by which it has implemented, among other things: (i) the industry's first multi-site online contracting system designed to control membership pricing and streamline the creation, processing and management of the Company's sales contracts for new members; (ii) a sales compensation system; (iii) a system that automatically updates existing member records; (iv) extensive club site development databases; (v) a class exercise scheduling and payroll system; and (vi) ) a personal training revenue tracking and payroll system, as part of a larger fitness programming project. Other elements of this project will include the development and implementation of: (i) a computerized photo and card-swipe system for member check-in; and (ii) a kiosk system to be deployed throughout the Town Sports network, which will provide a range of information and content centered around fitness and services provided by the Company. Management believes that its information management systems, which are proprietary in many respects, produce a substantial competitive advantage.

    The Company has registered, and is in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office, including NEW YORK SPORTS CLUBS, WASHINGTON SPORTS CLUBS, BOSTON SPORTS CLUBS, PHILADELPHIA SPORTS CLUBS, TSI AND TOWN SPORTS INTERNATIONAL, INC.

COMPETITION

    The fitness club industry is highly competitive. The Company competes with other fitness clubs, physical fitness and recreational facilities established by local governments and hospitals and by businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. The Company also competes with other entertainment and retail businesses for the discretionary income of its target markets. There can be no assurance that the Company will be able to compete effectively in the future in the markets in which it operates. Competitors, which may include companies which are larger and have greater resources than the

Company, may enter these markets to the detriment of the Company. These competitive conditions may limit the Company's ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates, thereby increasing costs associated with expansion through both acquisitions, and lease negotiation and real estate availability for greenfields.

    Management believes that its market leadership, experience and operating efficiencies enable it to provide the consumer with a superior product in terms of convenience, quality and affordability. Management believes that there are significant barriers to entry in its urban markets, including restrictive zoning laws, lengthy permit processes and a shortage of appropriate real estate, which could discourage any large competitor from attempting to open a chain of clubs in these markets. However, such a competitor could enter these markets more easily through one or a series of acquisitions.

EMPLOYEES

    At December 31, 1998, the Company had approximately 3,650 employees, of which approximately 1,200 were employed full-time. Approximately 150 employees were corporate personnel working in the Manhattan or the Washington, DC offices. The Company is not a party to any collective bargaining agreement with its employees. The Company has never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and considers its relations with its employees to be good. Management believes that it offers its employees benefits (including health, dental, disability, insurance and a 401(k) plan) which are superior to those generally offered by its competitors.

GOVERNMENT REGULATION

    The operations and business practices of the Company are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern the Company's advertising, sales and other trade practices.

    Statutes and regulations affecting the fitness industry have been enacted in states in which the Company conducts business; many other states into which the Company may expand have adopted or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may establish maximum prices for membership contracts and limitations on the term of contracts. In addition, the Company is subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and the courts. The Company maintains internal review procedures in order to comply with these requirements, and believes that its activities are in substantial compliance with all applicable statutes, rules and decisions.

    Under so-called state "cooling-off" statutes, a member has the right to cancel his or her membership for a period of three to ten days (depending on the applicable state law) and, in such event, is entitled to a refund of any initiation fee paid. In addition, the Company's membership contracts provide that a member may cancel his or her membership at any time for medical reasons or relocation a certain distance from the nearest club. The specific procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to the Company upon cancellation and the Company may offset such amount against any refunds owed.

                           FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K of the Company for the seven month period ended December 31, 1998 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 2. PROPERTIES

                                                                             DATE OPENED OR
                                                                               MANAGEMENT
LOCATION                                           ADDRESS                       ASSUMED
-----------------------------------  ------------------------------------  -------------------
NEW YORK SPORTS CLUBS:
 1. Manhattan                        404 Fifth Avenue                      January, 1974
 2. Manhattan                        151 East 86th Street                  January, 1977
 3. Manhattan                        61 West 62nd Street                   July, 1983
 4. Manhattan                        614 Second Avenue                     July, 1986
 5. Manhattan                        30 Cliff Street                       January, 1990
 6. Manhattan                        380 Madison Avenue                    January, 1990
 7. Manhattan                        151 Reade Street                      January, 1990
 8. Manhattan                        1601 Broadway                         September, 1991
 9. Manhattan                        50 West 34th Street                   August, 1992
10. Manhattan                        349 East 76th Street                  April, 1994
11. Manhattan                        248 West 80th Street                  May, 1994
12. Manhattan                        502 Park Avenue                       February, 1995
13. Manhattan                        117 Seventh Avenue South              March, 1995
14. Manhattan                        303 Park Avenue South                 December, 1995
15. Manhattan                        30 Wall Street                        May, 1996
16. Manhattan                        1635 Third Avenue                     October, 1996
17. Manhattan                        575 Lexington Avenue                  November, 1996
18. Manhattan                        278 Eighth Avenue                     December, 1996
19. Manhattan                        200 Madison Avenue                    February, 1997
20. Manhattan                        131 East 31st Street                  February, 1997
21. Manhattan                        2162 Broadway                         November, 1997
22. Manhattan                        633 Third Avenue                      April, 1998
23. Manhattan                        1657 Broadway                         July, 1998
24. Manhattan                        217 Broadway                          March 1999
25. Manhattan+                       34 West 14th Street                   Opening 1999
26. Manhattan+                       503-511 Broadway                      Opening 1999
27. Manhattan+                       23 West 73rd Street                   Opening 1999
28. Manhattan*                       300 West 125th Street                 Opening 1999
29. Manhattan*                       Battery Park City                     Opening 2000

30. Brooklyn, NY                     110 Boerum Place                      October 1985
31. Brooklyn, NY                     1736 Shore Parkway                    June, 1998

                                                                             DATE OPENED OR
                                                                               MANAGEMENT
LOCATION                                           ADDRESS                       ASSUMED
-----------------------------------  ------------------------------------  -------------------
32. Queens, NY                       69-33 Austin Street, Forest Hills     April, 1997
33. Queens, NY                       153-67 A Cross Island Parkway         June, 1998
34. Staten Island, NY                300 West Service Road                 June, 1998

35. Great Neck, NY                   15 Barstow Road                       July, 1989
36. Scarsdale, NY                    696 White Plains Road                 October 1995
37. Mamaroneck, NY                   124 Palmer Avenue                     January, 1997
38. White Plains, NY                 1 North Broadway                      September, 1997
39. Croton-on-Hudson, NY             420 South Riverside Drive             January, 1998
40. Nanuet, NY                       58 Demarest Mill Road                 May, 1998
41. Larchmont, NY                    15 Madison Avenue                     December, 1998
42. Oceanside, NY+                   2909 Lincoln Avenue                   Opening 1999

43. Stamford, CT                     6 Landmark Square                     December, 1997
44. Stamford, CT                     106 Commerce Road                     January, 1998
45. Danbury, CT                      38 Mill Plain Road                    January, 1998
46. Stamford, CT                     1063 Hope Street                      November, 1998
47. Norwalk, CT                      250 Westport Avenue                   March 1999

48. East Brunswick, NJ               8 Cornwall Court                      January, 1990
49. Princeton, NJ                    301 North Harrison Street             May, 1997
50. Freehold, NJ                     200 Daniels Way                       April, 1998
51. Matawan, NJ                      163 Route 34                          April, 1998
52. Old Bridge, NJ                   Gaub Road and Route 516               April, 1998
53. Marlboro, NJ                     34 Route 9 North                      April, 1998
54. Fort Lee, NJ                     1355 15th Street                      June, 1998
55. Ramsey, NJ                       1100 Route 17 North                   June, 1998
56. Mahwah, NJ                       7 Leighton Place                      June, 1998
57. Parsippany, NJ                   2651 Route 10                         August, 1998
58. Springfield, NJ                  215 Morris Avenue                     August, 1998
59. Colonia, NJ                      1250 Route 27                         August, 1998
60. Franklin Park, NJ                3911 Route 27                         August, 1998
61. Plainsboro, NJ                   10 Schalks Crossing                   August, 1998
62. Somerset, NJ                     120 Cedar Grove Lane                  August, 1998
63. Hoboken, NJ                      221 Washington Street                 October 1998
64. West Caldwell, NJ+               Bloomfield Avenue                     Opening 1999
WASHINGTON SPORTS CLUBS:
65. Washington, DC                   214 D Street, S.E.                    January, 1980
66. Washington, DC                   1835 Connecticut Avenue, N.W.         January, 1990
67. Washington, DC                   1990 M Street, N.W.                   February, 1993
68. Washington, DC                   2251 Wisconsin Avenue, N.W.           May, 1994

69. Bethesda, MD                     4903 Elm Street                       May, 1994
70. North Bethesda, MD               10400 Old Georgetown Road             June, 1998
71. Germantown, MD                   12623 Wisteria Drive                  July, 1998

72. Centreville, VA                  Old Centreville Crossing              December, 1997
73. Alexandria, VA+                  3654 King Street                      Opening 1999
74. Fairfax, VA*                     Lee Highway                           Opening 1999
BOSTON SPORTS CLUBS:
75. Boston, MA                       561 Boylston Street                   November, 1991

                                                                             DATE OPENED OR
                                                                               MANAGEMENT
LOCATION                                           ADDRESS                       ASSUMED
-----------------------------------  ------------------------------------  -------------------
76. Allston, MA                      15 Gorham Street                      July, 1997
77. Boston, MA                       1 Bulfinch Place                      August, 1998
78. Framingham, MA                   Sherwood Plaza, 124 Worcester Rd      September, 1998
79. Weymouth, MA+                    553 Washington Street                 Opening 1999
80. Boston, MA*                      201 Brookline Avenue                  Opening 2000
PHILADELPHIA SPORTS CLUBS:
81. Philadelphia, PA                 220 South 5th Street                  January 1999
82. Philadelphia, PA+                2000 Hamilton Street                  Opening 1999
SWISS SPORTS CLUBS:
83. Basel, Switzerland               St. Johanns-Vorstadt 41               August, 1987
84. Zurich, Switzerland              Glarnischstrasse 35                   August, 1987

------------------------

+   Under construction, club in "pre-sales."

*   Signed leases for greenfield club development.

    In addition to the club locations listed above, the Company owns the 151 East 86th Street location, which houses a Company club and a retail tenant that generated approximately $500,000 of rental income for the Company during twelve months ended December 31, 1998. All other clubs occupy leased space pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years (ending December 31, 2004), only two of the Company's club leases will expire without any renewal option.

    The Company leases approximately 35,000 square feet of office space in New York City, and 3,000 square feet of office space in Washington, DC, for administrative, accounting and general corporate purposes. The Company also leases warehouse and commercial space in Long Island City, New York, for storage purposes and for the operation of a centralized laundry facility for certain New York clubs.

    As of December 31, 1998, 65 of the existing clubs were wholly-owned by the Company and four were managed and/or partly-owned by the Company (the "Managed Clubs"). The Managed Clubs are controlled by the Company, which acts as either general partner or managing agent, and are operated by the Company in the same manner as wholly owned clubs, subject to certain rights held by the Company's partners or the club owners, according to the applicable partnership or management agreements. As partner or manager, the Company receives a share of club cash flow, which varies from club to club, but is typically 40.0%. These amounts appear on the Company's operating statements as management fees and other. However, the gross revenue generated by the Managed Clubs (approximately $7.5 million per year) is not reflected in the financial statements, because the Managed Clubs are not consolidated. The Company acquired two Managed Clubs during fiscal 1995 and three Managed Clubs during fiscal 1998 which were originally party to management agreements with the Company. In the future, the Company may seek to acquire Managed Clubs, if such opportunities arise.

ITEM 3. LEGAL PROCEEDINGS

    A claim had been filed against the Company related to alleged copyright infringement from the unauthorized use of photographs in advertisements. The case was brought originally in federal court in June 1996 and was dismissed in February 1998 because the plaintiffs had not registered copyrights to the photographs. A further claim was filed in New York State Supreme Court on April 1998 and was dismissed in December 1998.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Not applicable

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT PER SHARE AND CLUB OPERATING DATA)

    Set forth below are selected historical consolidated financial and other operating data of the Company as of the dates and for the periods presented. The selected historical consolidated statement of operations data for the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998 and the selected historical consolidated balance sheet data as of May 31, 1997, 1998 and December 31, 1998 were derived from the audited Consolidated Financial Statements of the Company, which are included herein. The selected historical consolidated statement of operations data for the seven months ended December 31, 1997 were derived from the unaudited consolidated financial statements of the Company which are included herein and the selected historical consolidated balance sheet data as of December 31, 1997 were derived from the unaudited consolidated financial statements which are not included herein. The selected historical consolidated statement of operations data for the years ended May 31, 1994 and 1995 and the selected historical consolidated balance sheet data as of May 31, 1994, 1995 and 1996 were derived from the audited consolidated financial statements of the Company, which are not included herein. The information contained in this table and accompanying notes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.

                                                                                            YEAR ENDED MAY 31,
                                                                           -----------------------------------------------------
                                                                             1994       1995       1996       1997       1998
                                                                           ---------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
Revenues.................................................................  $  24,890  $  33,349  $  43,755  $  56,567  $  82,350
Operating expenses:
  Payroll and related....................................................     10,799     16,105     18,626     23,321     33,309
  Club operating.........................................................      8,115     11,740     14,542     18,044     25,858
  General and administrative.............................................      2,359      3,321      3,562      3,774      5,825
  Depreciation and amortization..........................................      1,514      2,168      2,929      4,219      7,736
  Compensation expense incurred in connection with stock options(1)......         --        635      1,967      5,933      1,442
                                                                           ---------  ---------  ---------  ---------  ---------
    Operating income (loss)..............................................      2,103       (620)     2,129      1,276      8,180
Interest expense, net of interest income.................................        342        654        952      2,455      5,902
                                                                           ---------  ---------  ---------  ---------  ---------
    Income (loss) before provision (benefit) for income tax..............      1,761     (1,274)     1,177     (1,179)     2,278
Provision (benefit) for income tax.......................................        824       (541)       628       (243)     1,131
Extraordinary item(2)....................................................         --         --         --         --       (782)
Cumulative effect of change in accounting policy(3)......................         --         --         --         --        (88)
                                                                           ---------  ---------  ---------  ---------  ---------
    Net income (loss)....................................................        937       (733)       549       (936)       277
Accreted dividends on preferred stock....................................         --       (258)      (400)    (1,286)    (2,387)
    Net Income (loss) attributable to common stockholders................  $     937  ($    991) $     149  ($  2,222) ($  2,110)
                                                                           ---------  ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------  ---------
OTHER OPERATING DATA:
EBITDA(4)................................................................  $   3,617  $   1,548  $   5,058  $   5,495  $  15,916
EBITDA margin(4).........................................................       14.5%       4.6%      11.6%       9.7%      19.3%
Deferred lease expense...................................................  $   1,017  $   1,232  $   1,277  $   1,620  $   2,671
Cash provided by (used in):
  Operating activities...................................................      2,839      3,283      5,695     12,302     15,733
  Investing activities...................................................     (5,648)    (7,674)    (5,487)   (13,571)   (36,040)
  Financing activities...................................................  $   2,910  $   4,244  $     144  $   2,809  $  40,836
New clubs opened(5)......................................................          4          2          2          3          1
Clubs acquired(5)........................................................         --         --          1          5         13
Wholly owned clubs operated at end of period(5)..........................         16         20         23         28         45
Total clubs operated at end of period(6).................................         23         25         28         35         49
Members at end of period(7)..............................................     38,300     48,300     54,800     78,600    125,100
Comparable club revenue increase(8)......................................       10.9%      14.7%      27.3%      17.7%      26.2%
Revenue per weighted average club(9).....................................  $   1,809  $   1,794  $   2,017  $   2,267  $   2,287

                                                                                                                  SEVEN MONTHS
                                                                                                               ENDED DECEMBER 31,
                                                                                                              --------------------
                                                                                                                1997       1998
                                                                                                              ---------  ---------
STATEMENT OF OPERATIONS DATA:
Revenues....................................................................................................  $  42,990  $  71,662
Operating expenses:
  Payroll and related.......................................................................................     17,621     28,001
  Club operating............................................................................................     13,258     24,261
  General and administrative................................................................................      2,742      5,828
  Depreciation and amortization.............................................................................      3,944      8,818
  Compensation expense incurred in connection with stock options(1).........................................        397        434
                                                                                                              ---------  ---------
    Operating income........................................................................................      5,028      4,320
Interest expense, net of interest income....................................................................      3,270      5,279
                                                                                                              ---------  ---------
    Income (loss) before provision (benefit) for income tax.................................................      1,758       (959)
Provision (benefit) for income tax..........................................................................        888       (399)
Extraordinary item(2).......................................................................................       (782)        --
Cumulative effect of change in accounting policy(3).........................................................        (88)        --
                                                                                                              ---------  ---------
    Net income (loss).......................................................................................         --       (560)
Accreted dividends on preferred stock.......................................................................     (1,485)    (2,146)
    Net (loss) attributable to common stockholders..........................................................  ($  1,485) ($  2,706)
                                                                                                              ---------  ---------
                                                                                                              ---------  ---------
OTHER OPERATING DATA:
EBITDA(4)...................................................................................................      8,972     13,138
EBITDA margin(4)............................................................................................       20.9%      18.3%
Deferred lease expense......................................................................................  $   1,354  $   1,493
Cash provided by (used in):
  Operating activities......................................................................................      7,193      7,393
  Investing activities......................................................................................    (12,362)   (47,352)
  Financing activities......................................................................................  $  42,361  $  36,116
New clubs opened(5).........................................................................................         --          4
Clubs acquired(5)...........................................................................................          5         16
Wholly owned clubs operated at end of period(5).............................................................         35         65
Total clubs operated at end of period(6)....................................................................         40         69
Members at end of period(7).................................................................................     99,900    178,700
Comparable club revenue increase(8).........................................................................       24.1%      25.5%
Revenue per weighted average club(9)........................................................................  $   1,289  $   1,184

                                                                                                      AS OF DECEMBER
                                                                       AS OF MAY 31,                       31,
                                                        -------------------------------------------  ----------------
                                                         1994     1995     1996     1997     1998     1997     1998
                                                        -------  -------  -------  -------  -------  -------  -------
BALANCE SHEET DATA:
Working capital.......................................  ($1,219) ($2,329) ($4,048) ($8,436) $ 5,898  $26,772  $   478
Total assets..........................................   18,421   27,274   34,805   52,923  111,977  104,948  157,416
Long-term debt, including current installments........   10,205   10,430   10,453   41,071   88,289   89,368   89,524
Redeemable senior preferred stock.....................    --       --       --       --       --       --      36,735
Stockholders' equity (accumulated deficit)............    2,343    1,987    5,474   (6,951)  (5,107)  (6,342)  (2,333)

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

(3) Prior to fiscal 1998, the Company capitalized direct costs incurred to obtain leases for new clubs to be constructed by the Company. During the quarter ended May 31, 1998, the Company adopted the provisions of Statement of Position 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5") which requires that these costs be expensed as incurred. In connection with the adoption of SOP 98-5 the Company, effective June 1, 1997, recorded a pre-tax charge of $88,000 net of $70,000 in taxes, as the cumulative effect of this accounting change. See Note 2(n) to the Company's Consolidated Financial Statements.

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

(9) Revenue per weighted average club is calculated as club revenue divided by the product of the total numbers of clubs and their weighted average months in operation as a percentage of the total year, or the seven months ended December 31 as applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGE OF FINANCIAL REPORTING PERIOD

    The Company changed its fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications. To aid comparative analysis, the Company has elected to present the results of operations for the seven month periods ended December 31, 1998, and December 31, 1997, unaudited, along with the previously reported results of operations for the twelve months ended May 31, 1998, and May 31, 1997.

INTRODUCTION

    The Company is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 1998, the Company operated 69 clubs that collectively served approximately 179,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. The Company's target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income in excess of $50,000.

    The Company's goal is to develop the premier health club network in each of the major metropolitan regions it enters. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. In entering new regions, the Company develops these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 1998, approximately half of the Company's members participated in a membership plan that allows unlimited access to all of the Company's clubs for a higher membership fee.

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

    During the last several years, the Company has increased revenues and EBITDA by expanding its club base in the New York, Washington, DC, Boston and other metropolitan areas along the Northeast Corridor. As a result of the Company's expanding club base and relatively fixed nature of the Company's operating costs, the Company's EBITDA has increased from $1.5 million in fiscal 1995 to $20.3 million for the twelve month period ended December 31, 1998, and EBITDA as a percentage of revenues has increased from 4.6% to 18.6% over the same period. Management expects the strong growth in revenues, and EBITDA to continue as the 45 clubs opened or acquired since the beginning of fiscal 1996 continue to mature. Based on the Company's historical experience, a new club tends to experience significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. The Company believes that the revenues, EBITDA (before corporate overhead) and operating income (before corporate overhead) of these 45 clubs will increase as they mature. As a result of the Company's accelerated expansion program, however, management expects EBITDA and operating income margins to be negatively impacted in the near term, as further new clubs are added.

COMPARABLE CLUB REVENUE

    The Company defines comparable clubs as those clubs that were operated by the Company for at least 13 full months. The Company's comparable club revenue increased 25.5%, 26.2%, 17.7%, and 27.3%, for the seven months ended December 31, 1998 and fiscal 1998, 1997 and 1996, respectively.

NET LOSSES

    The Company incurred a net loss of $560,000, $936,000 and $733,000 for the seven months ended December 31,1998, fiscal 1997 and fiscal 1995 respectively. Losses have resulted from a variety of costs, including, but not limited to, amortization of goodwill and debt financing costs resulting from the Company's acquisition strategy as well as compensation expense incurred in connection with the vesting of certain stock options held by management. Increased goodwill, amortization, depreciation and financing costs associated with future acquisitions and greenfield club openings will impact profitability and may result in net losses in the future.

RECENT DEVELOPMENTS

    The Company acquired two clubs and opened three greenfield clubs from January 1, 1999 through March 15, 1999. The aggregate purchase price of the acquired clubs totaled $1,709 which included a cash payment of $1,000 and the issuance of a note payable totaling $709. In January 1999, the Company commenced operations in the Philadelphia market with the opening of a new club under the PSC name.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                                                                         SEVEN MONTHS ENDED
                                                                             YEAR ENDED MAY 31,             DECEMBER 31,
                                                                       -------------------------------  --------------------
                                                                         1996       1997       1998       1997       1998
                                                                       ---------  ---------  ---------  ---------  ---------
Revenue..............................................................     100.0%     100.0%     100.0%     100.0%     100.0%
Operating Expenses:
Payroll and related..................................................       42.6       41.2       40.4       41.0       39.1
Club operating.......................................................       33.2       31.9       31.4       30.8       33.9
General and administrative...........................................        8.1        6.7        7.1        6.4        8.1
Depreciation and amortization........................................        6.7        7.5        9.4        9.2       12.3
Compensation expense incurred in connection with stock options.......        4.5       10.5        1.8        0.9        0.6
                                                                       ---------  ---------  ---------  ---------  ---------
    Operating income.................................................        4.9        2.2        9.9       11.7        6.0
Interest expense, net of interest income.............................        2.2        4.3        7.2        7.6        7.3
                                                                       ---------  ---------  ---------  ---------  ---------
  Income (loss) before provision (benefit) for income tax............        2.7       (2.1)       2.7        4.1       (1.3)
Provision (benefit) for income tax...................................        1.4       (0.4)       1.4        2.1       (0.5)
Extraordinary item...................................................     --         --           (0.9)      (1.8)    --
Cumulative effect of change in accounting policy.....................     --         --           (0.1)      (0.2)    --
                                                                       ---------  ---------  ---------  ---------  ---------
  Net income (loss)..................................................        1.3       (1.7)       0.3        0.0       (0.8)
Accreted dividend on preferred stock.................................        0.9        2.2        2.9        3.4        3.0
                                                                       ---------  ---------  ---------  ---------  ---------
  Net income (loss) attributable to common stockholders..............       0.4%       (3.9)%      (2.6)%      (3.4)%      (3.8)%
                                                                       ---------  ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------  ---------

SEVEN MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SEVEN MONTHS ENDED DECEMBER 31,
                                      1997

    REVENUES. Revenues increased approximately $28.7 million, or 66.7%, to $71.7 million during the seven months ended December 31, 1998 from $43.0 million in the seven months ended December 31, 1997. This increase resulted primarily from maturation of the 16 clubs opened or acquired during fiscal 1998 (approximately $13.2 million) and the 20 clubs opened or acquired during the seven months ended December 31, 1998 (approximately $8.0 million). In addition, revenues increased during the period by $7.1 million at the Company's mature clubs resulting from increased membership and non membership revenues such as private training.

    OPERATING EXPENSES. Operating expenses increased $29.3 million, or 77.4%, to $67.3 million in the seven months ended December 31, 1998, from $38.0 million in the seven months ended December 31, 1997. The increase was primarily due to an 89.5% increase in total months of club operations to 417 in the seven months ended December 31, 1998 from 220 in the seven months ended December 31, 1997, as highlighted by the following factors:

        Payroll and related increased by $10.4 million, or 58.9% to $28.0 million in the seven months ended December 31, 1998, from $17.6 million in the seven months ended December 31, 1997. This increase was attributable to the acquisition or opening of 16 clubs in fiscal 1998 and 20 clubs during the seven month period ended December 31, 1998.

        Club operating increased by $11.0 million, or 83.0% to $24.3 million in the seven months ended December 31, 1998, from $13.3 million in the seven months ended December 31, 1997. This increase is attributable to the acquisition or opening of 16 clubs in fiscal 1998 and 20 clubs during the seven month period ended December 31, 1998.

        General and administrative increased by $3.1 million, or 112.5% to $5.8 million in the seven months ended December 31, 1998, from $2.7 million, in the seven months ended December 31, 1997. This increase is attributable to expenses associated with the Company's expansion, including the expansion of the Company's corporate office and upgrade of the Company's management information systems. In addition the Company wrote-off $169,000 of expenses associated with the preparation for an initial public offering, which has been postponed due to market volatility.

        Depreciation and amortization increased by $4.9 million, or 123.6% to $8.8 million in the seven months ended December 31, 1998, from $3.9 million in the seven months ended December 31, 1997. This increase is attributable primarily to the increased fixed and intangible assets arising out of new club acquisitions and openings during the seven months ended December 31, 1998, and depreciation and amortization for fixed asset additions, acquisitions or openings since December 31, 1997. Fixed and intangible assets acquired during the last five months ended May 31, 1998 totaled $12.6 million and $9.8 million, respectively. Fixed and intangible assets acquired during the first seven months ended December 31, 1998 totaled $33.0 million and $20.7 million respectively.

        Compensation expense in connection with stock options increased $37,000, or 9.3% to $434,000 in the seven months ended December 31, 1998, from $397,000 in the seven months ended December 31, 1997, as a result of a compounding feature in the calculation of dividends on the Preferred stock options.

    INTEREST EXPENSE. Interest expense increased $1.8 million to $5.6 million during the seven months ended December 31, 1998, from $3.8 million in the seven months ended December 31, 1997. The increased level of interest expense was primarily due to a full period of interest related to the Senior Notes (drawn down in October 1997), as well as drawings under the line of credit to fund certain acquisitions during 1998.

    INTEREST INCOME. Interest income decreased $254,000 to $272,000 during the seven months ended December 31, 1998, from $526,000 in the seven months ended December 31, 1997. The decreased level of interest income was primarily due to lower cash on hand as the Company invested in acquisitions and new club construction.

    PROVISION (BENEFIT) FOR INCOME TAX. The income tax benefit for the seven months ended December 31, 1998 was $399,000 compared to a tax expense of $888,000 for the seven months ended December 31, 1997. During the seven months ended December 31, 1998, the Company's effective tax rate was impacted by net operating losses incurred by certain clubs located in states where such losses could not currently be utilized and higher tax-exempt interest income.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY. In accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-5 (Accounting for the Costs of Start-up Activities), the Company has expensed all Organizational Costs capitalized in previous fiscal years. Accordingly, $158,000 was written off, $88,000 net of a tax effect of $70,000

    EXTRAORDINARY ITEM. During the seven months ended December 31, 1997, the Company issued 9 3/4% Senior Notes due 2004 pursuant to which the Company repaid its existing indebtedness. Accordingly, previously capitalized fees and expenses of $1.4 million relating to the former debt were written off, $782,000 net of a tax effect of $624,000.

    ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the preferred stock increased $0.6 million to $2.1 million in the seven months ended December 31, 1998, from $1.5 million in the seven months ended December 31, 1997. This increase is as a result of a compounding feature in the calculation of the accretion of dividends on the Series A and B preferred stock, as well as dividends subsequent to the issuance of redeemable senior preferred stock.

   FISCAL YEAR ENDED MAY 31, 1998 COMPARED TO FISCAL YEAR ENDED MAY 31, 1997

    REVENUES. Revenues increased approximately $25.8 million, or 45.6%, to $82.4 million during fiscal 1998 from $56.6 million in fiscal 1997. This increase resulted from the maturation of three clubs opened or acquired during fiscal 1996 (approximately $3.0 million); the six clubs opened or acquired during fiscal 1997 (approximately $8.1 million) and 14 clubs opened or acquired during fiscal 1998 (approximately $10.1 million). In addition, revenues increased during fiscal 1998 by $4.2 million at the Company's mature clubs.

    OPERATING EXPENSES. Operating expenses increased $18.9 million, or 34.1%, to $74.2 million in fiscal 1998 from $55.3 million in fiscal 1997. This increase was primarily due to a 40.4% increase in total months of club operations to 417 in fiscal 1997 from 297 in fiscal 1996, as highlighted by the following factors:

        Payroll and related increased by $10.0 million, or 42.8%, to $33.3 million in fiscal 1998, from $23.3 million in fiscal 1997. This increase was attributable to the acquisition or opening of 14 clubs in fiscal 1998 and a full year of operating the six clubs opened or acquired in fiscal 1997.

        Club operating increased by $7.9 million, or 43.3%, to $25.9 million in fiscal 1998, from $18.0 million in fiscal 1997. This increase is attributable to the acquisition or opening of 14 clubs in fiscal 1998 and the additional expenses attributable to operating the six clubs opened or acquired in fiscal 1997.

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

    INTEREST EXPENSE, NET OF INTEREST INCOME. Interest expense, net of interest income increased $3.4 million to $5.9 million during fiscal 1998 from $2.5 million in fiscal 1997. The increased level of interest expense was primarily due to the issuance of the Senior Notes. (See Note 6 to the Consolidated Financial Statements.)

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

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY. In accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-5 (Accounting for the Costs of Start-up Activities), the Company has expensed all Organizational Costs capitalized in previous fiscal years. Accordingly, $158,000 was written off, $88,000 net of a tax effect of $70,000.

    ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the Preferred Stock increased $1.1 million to $2.4 million during fiscal 1998, from $1.3 million in fiscal 1997. This increase is the result of the Preferred Stock being outstanding for a full year in 1998 and for only five months in 1997.

   FISCAL YEAR ENDED MAY 31, 1997 COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

    REVENUES. Revenues increased $12.8 million, or 29.3%, to $56.6 million during fiscal 1997 from $43.8 million in fiscal 1996. This increase resulted from the maturation of four clubs opened or acquired during fiscal 1995 (approximately $2.8 million), the three clubs opened or acquired in fiscal 1996 (approximately $4.3 million), and the six clubs opened or acquired in fiscal 1997 (approximately $3.7 million). In addition, revenues increased during fiscal 1997 due to revenue growth at the Company's mature clubs resulting from membership growth (approximately $2.1 million).

    OPERATING EXPENSES. Operating expenses increased $13.7 million, or 32.8%, to $55.3 million in fiscal 1997, from $41.6 million in fiscal 1996. This increase was primarily due to a 16.5% increase in total months of club operations to 297 in fiscal 1996 from 255 in fiscal 1995, as highlighted by the following factors:

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

    INTEREST EXPENSE, NET OF INTEREST INCOME. Interest expense net of interest income, increased $1.5 million to $2.5 million in fiscal 1997 from $1.0 million in fiscal 1996, primarily as a result of increased indebtedness due to the Recapitalization during this period.

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

    OPERATING ACTIVITIES. Net cash provided by operating activities for the seven months ended December 31, 1998 was $7.4 million compared to $7.2 million during the seven months ended December 31, 1997. This slight increase was primarily due to improved performance by the Company's mature clubs offset by recently opened or acquired clubs which are immature and not yet operating at normal operating margins. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, 12 months in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

    INVESTING ACTIVITIES. The Company invested $47.4 million and $12.4 million in capital expenditures and asset acquisitions during the seven months ended December 31, 1998 and 1997, respectively, primarily as a result of the Company's expansion efforts. The Company estimates that for the year ended December 31, 1999, it will invest an additional amount of approximately $50.0 million in capital expenditures and asset acquisitions, which includes $16.4 million that management intends to invest to renovate and expand certain existing clubs, $5.7 million to maintain certain existing clubs and $1.5 million to further upgrade its management information systems. This expenditure will be funded by cash flow generated from operations, available cash and credit facilities.

    FINANCING ACTIVITIES. In October 1997, the Company issued $85.0 million Senior Notes and entered into the Credit Facility. After payment of fees and expenses of $3.3 million, the Company received net proceeds of $81.7 million, of which $41.5 million was used for the repayment of certain indebtedness. The Senior Notes contain certain restrictive covenants and restrict the payment of dividends. The Credit Facility notes contain restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. Other cash flow financing activities during 1997 and 1998 include borrowings under the Credit Facility and the repayment of long-term debt.

    As of December 31, 1998,the Company has approximately $23.0 million available under the current Credit Facility, which matures in October 2002, and has no scheduled amortization requirements. The Credit Facility was recently amended to allow for maximum borrowings of $25.0 million. Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of 1999, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 1999. There can be no assurance that such financing will be available or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position and or materially adversely affect the Company's business, results of operations or financial condition.

    In November 1998, the Company sold $40.0 million of redeemable senior preferred stock "Senior stock". After payment of fees and expenses of approximately $400,000 the Company received net proceeds of $39.6 million. The Senior stock is redeemable in November 2008, and carries a cumulative

12.0% annual dividend which is added to the liquidation value of such preferred shares, if not paid in cash, at the option of the Company.

EFFECT OF RECENT CHANGES IN ACCOUNTING STANDARDS

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

    Based on current estimates, management does not believe that of SFAS No. 133, will have a material effect on the Company's financial statements.

INFLATION

    The Company believes that inflation has not had a material impact on its results of operations for the three year and seven month period ended December 31, 1998.

YEAR 2000 COMPLIANCE

    The Company has implemented a three phase program to identify and resolve Year 2000 ("Y2K") issues related to the integrity and reliability of its computerized information systems, computer systems embedded in the machinery and equipment used in its operations, as well as third party or in-house developed software. Phase one of the Company's program involved an assessment of Y2K compliance and has been completed. In phase two of the program, the Company is modifying, or replacing, and testing all non-Y2K compliant hardware systems. Completion of Phase two is expected by August 1999. Phase three of the program involves upgrades, or replacement, and testing all non-Y2K compliant software and is also expected to be completed by August 1999.

    As of December 31, 1998, the Company has spent approximately $250,000 in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $400,000 to complete phases two and three of the program.

    The Company requested documentation regarding Y2K compliance from all of its suppliers and service providers. As of December 31, 1998, the Company received confirmations from approximately 75% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance.

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

    The Company will complete a contingency plan for each of its principal operations by June 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K of the Company for the seven month period ended December 31, 1998 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Mark Smith...........................................          39   Chief Executive Officer and Director
Robert Giardina......................................          41   President and Chief Operating Officer
Alexander Alimanestianu..............................          39   Executive Vice President, Development
Richard Pyle.........................................          40   Executive Vice President and Chief Financial Officer
Deborah Smith........................................          39   Senior Vice President, Operations
                                                                    Senior Vice President, Information Management and
Leslie Kimerling.....................................          36   Planning
Keith Alessi.........................................          43   Director
Paul Arnold..........................................          52   Director
Bruce Bruckmann......................................          45   Director
Stephen Edwards......................................          35   Director
Jason Fish...........................................          40   Director

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

    BRUCE BRUCKMANN has served as a director of the Company since December, 1996. Since 1994, Mr. Bruckmann has served as a principal of BRS. From 1983 until 1994, Mr. Bruckmann served as an officer and subsequently a Managing Director of Citicorp Venture Capital, Ltd. ("CVC"). Mr. Bruckmann is currently a director of Mediq Inc., Penhall International, Inc., Jitney Jungle Stores of America, Inc., Mohawk Industries, Inc., AmeriSource Health Corporation, Chromcraft Revington Corporation, Cort Business Services, Inc., California Pizza Kitchen, Inc., Acapulco Restaurants, Inc., and Anvil Knitwear, Inc. and a director of several private companies.

    STEPHEN EDWARDS has served as a director of the Company since December, 1996. Since 1994, Mr. Edwards has served as a principal of BRS. From 1993 until 1994, Mr. Edwards served as an officer of CVC. From 1988 through 1991, he was an associate of CVC. Prior to joining CVC, Mr. Edwards worked with Citicorp/Citibank in various corporate finance positions. Mr. Edwards is currently a director of Anvil Knitwear, Inc. and American Paper Group, Inc., and a director of several private companies.

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

                                                      ANNUAL COMPENSATION
                                          -------------------------------------------
                                                                      OTHER ANNUAL         LONG-TERM COMPENSATION
                                            SALARY      BONUS(1)      COMPENSATION           AWARDS COMMON STOCK
 NAME AND PRINCIPAL POSITION    PERIOD        ($)          ($)             ($)          UNDERLYING OPTIONS/ SARS (#)
-----------------------------  ---------  -----------  -----------  -----------------  -------------------------------
Mark Smith, Chief Executive
  Officer....................     1998(2)     216,600      167,367             --                        --
                                  1998(3)     360,500      330,000             --                        --
                                  1997(3)     350,000      176,000             --                     8,830

Robert Giardina, President
  and Chief Operating
  Officer....................     1998(2)     205,429      127,402             --                        --
                                  1998(3)     341,906      250,000             --                        --
                                  1997(3)     331,948      118,000             --                     8,829

Richard Pyle, Executive Vice
  President and Chief
  Financial Officer..........     1998(2)     112,596       97,143             --                        --
                                  1998(3)     187,399      187,500             --                        --
                                  1997(3)     181,941       85,000             --                     8,828

Alexander Alimanestianu,
  Executive Vice President,
  Development................     1998(2)     112,596       97,143             --                        --
                                  1998(3)     187,399      187,500             --                        --
                                  1997(3)     178,711       85,000             --                     8,828

Deborah Smith, Senior Vice
  President, Operations......     1998(2)      90,539       64,539             --                        --
                                  1998(3)     141,100      125,000             --                       400
                                  1997(3)     136,990       63,475             --                     5,350

------------------------

(1) Includes annual bonus payments under the Company's Annual Bonus Plan for fiscal 1998 and 1997, and Company estimates of annual pro-rated amounts for the seven month period ended December 31, 1998.

(2) Includes the seven months ended December 31, 1998.

(3) Includes the twelve month period ended May 31.

OPTION/SAR GRANTS DURING THE SEVEN MONTHS ENDED DECEMBER 31, 1998

    There were no options granted by the Company during the seven months ended December 31, 1998.

AGGREGATED OPTION/SAR EXERCISES DURING THE SEVEN MONTHS ENDED DECEMBER 31, 1998
  AND 1998 YEAR-END OPTION/SAR VALUES

    The following summarizes exercises of stock options (granted in prior years) by the named executive officers during the seven months ended December 31, 1998 as well as the number and value of all unexercised options held by the named executive officers as of December 31, 1998.

                                                       EXERCISABLE/UNEXERCISABLE
                                                       -------------------------      EXERCISABLE/UNEXERCISABLE
                                                                                  ----------------------------------
                                                         NUMBER OF SECURITIES
                         SHARES                         OPTIONS/SARS AT FY- END      VALUE OF UNEXERCISED IN-THE-
                        ACQUIRED                                  (#)                   MONEY OPTIONS/SARS AT
                           ON              VALUE        UNDERLYING UNEXERCISED               FY-END($)(1)
                      EXERCISE (#)       REALIZED      -------------------------  ----------------------------------
NAME                     COMMON         ($) COMMON        COMMON      PREFERRED         COMMON           PREFERRED
-------------------  ---------------  ---------------  -------------  ----------  -------------------  -------------
Mark Smith.........        --               --           3,532/5,298    42,812/0      187,196/280,794    1,418,793/0
Robert Giardina....        --               --           3,532/5,297    32,793/0      187,196/280,741    1,086,763/0
Richard Pyle.......        --               --           3,532/5,296    27,569/0      187,196/280,688      913,639/0
Alexander
  Alimanestianu....        --               --           3,532/5,296    27,199/0      187,196/280,688      901,377/0
Deborah Smith......        --               --           2,220/3,530     9,530/0      116,260/181,490      315,825/0

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

COMPANY BENEFIT PLANS

    In April 1996, the Company implemented a 401(k) salary deferral plan (the "401(k) Plan") which is available to eligible employees, as defined. The 401(k) Plan provides for the Company to make discretionary contributions. The Company, however, elected not to make contributions for the seven months ended December 31, 1998, fiscal 1998, 1997 or 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth (as of December 31, 1998) certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock by: (i) each person or entity who owns of record or beneficially more than 5% or more of any class of the Company's voting securities; (ii) each named executive officer and director of the Company; and (iii) all directors and named executive officers of the Company as a group.

                                                      PERCENTAGE
                                   COMMON STOCK           OF             REDEEMABLE
                                   BENEFICIALLY      COMMON STOCK          SENIOR            SERIES A          SERIES B
NAME                                 OWNED(1)       OUTSTANDING(1)     PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK
--------------------------------  ---------------  -----------------  -----------------  ----------------  ----------------
BRS (2)
  126 East 56th Street, 29th
  Floor
  New York, New York 10022......       504,456             38.6%                 --             104,330               --
The Farrallon Entities (3)
  One Maritime Plaza, Suite 1325
  San Francisco, California
  94111.........................       270,091             20.7%             20,000              41,045               --
The Canterbury Entities
  600 Fifth Avenue, 23rd Floor
  New York, New York 10020......       139,437             10.7%             15,000                  --               --
Rosewood Capital L.P. (5)
  One Maritime Plaza, Suite 1330
  San Francisco, California
  94111.........................        17,908              1.4%              5,000                  --               --

EXECUTIVE OFFICERS AND
  DIRECTORS:
Mark Smith (6)..................        56,432              4.3%                 --                  --           42,812
Robert Giardina (6).............        44,052              3.4%                 --                  --           32,793
Richard Pyle (6)................        37,597              2.9%                 --                  --           27,569
Alexander Alimanestianu (6).....        37,140              2.8%                 --                  --           27,199
Deborah Smith (6)...............        14,946              1.1%                 --                  --           10,080
Bruce C. Bruckmann (7)..........       517,642             39.6%                 --             107,057               --
Stehpen Edwards (8).............       504,456             38.6%                 --             104,330               --
Jason Fish (9)..................       270,091             20.7%             20,000              41,045               --
Paul Arnold.....................             *                 *                 --                 591               --
Keith Alessi....................             *                 *                 --                 591               --

EXECUTIVE OFFICERS AND DIRECTORS
  AS A GROUP:
10 Persons (10).................       983,614             75.3%             20,000             149,284          140,453

------------------------

*   Represents less than 1%.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2) Excludes shares held individually by Mr. Bruckmann and other individuals (and affiliates and family members thereof), each of whom are employed by BRS.

(3) Includes shares held by each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P. and R.R. Capital Partners, L.P. (the "Farallon Entities"). Farallon Partners, L.L.C. is the general partner of each of the Farallon Entities. Farallon Partners, L.L.C. disclaims beneficial ownership of such shares. Also includes warrants to purchase 71,360 shares of Common Stock with an exercise price of $.01 per share and an expiration date of November 30, 2008.

(4) Includes a warrant to purchase 75,714 shares of Common Stock with an exercise price of $.01 per share and an expiration date of December 10, 2006 and warrants to purchase 53,723 shares of Common Stock with an exercise price of $.01 and an expiration date of November 15, 2008.

(5) Includes warrants to purchase 17,908 shares of Common Stock with an exercise price of $.01 per share and an expiration date of November 30, 2008

(6) Includes options to acquire, exercisable within 60 days, Common Stock, and Series B Preferred Stock options, exercisable within 60 days, pursuant to the Old Option Plan and the Preferred Option Plan, respectively. Messrs. Smith, Giardina, Pyle, Alimanestianu and Ms. Smith each hold such options on 8,830, 8,829, 8,828, 8,828 and 5,430 shares of Common Stock, respectively. All shares of Series B Preferred Stock beneficially owned by such persons are in the form of Series B Options, except with respect to Ms. Smith only, 9,530 shares are in the form of Series B Options. The address for each of these named executive officers is the same as the address of the Company's principal executive offices

(7) Includes 504,456 shares held by BRS, and approximately 2,276 shares held by certain other family members of Mr. Bruckmann. Mr. Bruckmann disclaims beneficial ownership of such shares held by BRS.

(8) Includes shares held by BRS. Mr. Edwards disclaims beneficial ownership of such shares.

(9) Includes shares held by each of the Farallon Entities. Mr. Fish is a managing member of Farallon Partners, L.L.C., which is the general partner of each of the Farallon Entities. Mr. Fish disclaims beneficial ownership of such shares.

(10) Includes (i) shares held by BRS, which may be deemed to be owned beneficially by Messrs. Bruckmann and Edwards, and (ii) shares held by the Farallon Entities, which may be deemed to be owned beneficially by Mr. Fish. Excluding the shares beneficially owned by BRS and the Farallon Entities, the directors and named executive offices as a group beneficially own (i) 209,067 shares of Common Stock (which represents approximately 16.0% of the Common Stock on a fully diluted basis), (ii) no shares of Redeemable Senior Preferred Stock, (iii) 3,909 shares of Series A Preferred Stock, and (iv) 140,453 shares of Series B Preferred Stock.

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

REDEEMABLE SENIOR PREFERRED STOCK

    In November 1998, the Company issued 40,000 shares of Redeemable Senior Preferred Stock ("Senior"). After the payment of fees and expenses of approximately $400,000 the Company received net proceeds of approximately $39.6 million. The Senior stock is redeemable in November 2008. The Senior stock may, at the option of the holder, be converted into Common stock upon the initial public offering of common stock of the Company.

REGISTRATION RIGHTS AGREEMENT

    In connection with the Recapitalization, the Company, BRS, the Farallon Entities, Canterbury Mezzanine Capital, L.P. ("CMC"), certain members of management and other shareholders of the Company entered into a Registration Rights Agreement, dated December 10, 1996 (as amended on November 13, 1998, in connection with the issuance of Senior Preferred Stock, the "Registration Rights Agreement"). Pursuant to the terms of the Registration Rights Agreement, BRS, the Farallon Entities and CMC have the right to require the Company, at the expense of the Company and subject to certain limitations, to register under the Securities Act all or part of the shares of Common Stock (the "Registrable Securities") held by them. BRS is entitled to demand up to three long-form registrations at any time and unlimited short-form registrations. Farallon is entitled to demand one long-form registration (but only one year after the Company has consummated an initial registered public offering of its Common Stock) and up to three short-form registrations. CMC is entitled to demand up to two short-form registrations.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1999.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Document List

    1. Financial Statements

    The following consolidated financial statements of the Company are included in Item 8:

                                                                                                               PAGE
                                                                                                             ---------
Report of independent accountants..........................................................................        F-1

Consolidated balance sheets at May 31, 1997, 1998 and December 31, 1998....................................        F-2

Consolidated statements of operations for the years ended May 31, 1996, 1997, 1998, and the seven months
  ended December 31, 1997 (Unaudited) and 1998.............................................................        F-3

Consolidated statements of stockholders' equity (deficit) for the years ended May 31, 1996, 1997,1998, and
  the seven months ended December 31, 1998.................................................................        F-4

Consolidated statements of cash flows for the years ended May 31, 1996, 1997, 1998, and the seven months
  ended December 31, 1997 (Unaudited) and 1998.............................................................        F-5

Notes to consolidated financial statements.................................................................        F-6

    2. Financial Statement Schedule includes:

Report of independent accountants..........................................................................       F-26

Schedule II, Valuation and Qualifying Accounts.............................................................       F-27

    (b) Reports on Form 8-K

    The Company filed reports on Form 8-K on January 8, 1999 and on August 26, 1998.

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

       3.1   Amended and Restated Certificate of Incorporation of the Company.+

       3.2   By-Laws of the Company.+

       3.3   Certificate of Amendment of the Certificate of Incorporation of the Company, dated as of November 13, 1998.

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

       4.5   First Amendment to Registration Rights Agreement by and among the Company, BRS,
             CMC, Canterbury Detroit Partners L.P. "CDP", Rosewood Capital Partners L.P. "RC",
             the Farallon Entities and certain other stockholders of the Company, dated as of
             November 13, 1998.

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

      10.3   Stock Purchase Agreement among the Company, CMC and CDP, dated as of November 13,
             1998.

      10.4   Stock Purchase Agreement among the Company, the Farallon Entities and RC, dated as of November 30, 1998.

      10.5   Shareholders' Agreement dated as of December 10, 1996 by and among the Company,
             BRS, the Farallon Entities, CMC and certain other stockholders of the Company.+

      10.6   Amended and Restated Shareholders' Agreement among the Company, BRS, the Farallon
             Entities, RC, CMC, and CDP, dated as of November 13, 1998.

      21.1   Subsidiaries of the Company.

      27.1   Financial Data Schedule.

------------------------

+  Incorporated by reference to the Registrant's Registration Statement on Form
    S-4, File No. 333-40907.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-61439.

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                          New York, New York
                                          February 16, 1999

To the Board of Directors and Stockholders of Town Sports International, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES at May 31, 1997 and 1998 and December 31, 1998, and the results of their operations and their cash flows for each of the three years ended May 31, 1996, 1997 and 1998 and for the seven months ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 2n to the consolidated financial statements, the Company changed its method of accounting for organizational costs effective June 1, 1997.

                                          PRICEWATERHOUSECOOPERS LLP

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      ALL FIGURES $'000, EXCEPT SHARE DATA
                    MAY 31, 1997, 1998 AND DECEMBER 31, 1998

                                                                                   MAY 31,          DECEMBER 31,
                                                                            ---------------------  --------------
                                                                              1997        1998          1998
                                                                            ---------  ----------  --------------
                                                     ASSETS:
Current assets:
  Cash and cash equivalents...............................................  $   2,468  $   22,997    $   19,154
  Accounts receivable.....................................................        312         420           628
  Inventory...............................................................        327         673         1,253
  Prepaid expenses and other current assets...............................        493         677         1,205
  Prepaid corporate income taxes..........................................        202      --            --
                                                                            ---------  ----------  --------------
    Total current assets..................................................      3,802      24,767        22,240
Fixed assets, net.........................................................     34,214      54,518        81,426
Intangible assets, net....................................................      4,425      19,923        37,064
Deferred tax asset........................................................      5,972       7,159         8,570
Deferred membership costs.................................................      3,530       4,933         7,005
Other assets..............................................................        980         677         1,111
                                                                            ---------  ----------  --------------
    Total assets..........................................................  $  52,923  $  111,977    $  157,416
                                                                            ---------  ----------  --------------
                                                                            ---------  ----------  --------------

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Current portion of long-term debt and capital lease obligations.........  $   1,924  $    2,036    $    2,191
  Accounts payable........................................................      1,802       2,451         3,711
  Accrued expenses........................................................      4,017       7,869         6,305
  Corporate income taxes payable..........................................     --             122            62
  Deferred revenue........................................................      4,599       6,391         9,493
                                                                            ---------  ----------  --------------
    Total current liabilities.............................................     12,342      18,869        21,762
Long-term debt and capital lease obligations..............................     39,147      86,253        87,333
Deferred lease liabilities................................................      6,625       9,298        10,791
Deferred revenue..........................................................      1,036       1,890         2,446
Other liabilities.........................................................        724         774           682
                                                                            ---------  ----------  --------------
    Total liabilities.....................................................     59,874     117,084       123,014
                                                                            ---------  ----------  --------------
Commitments and contingencies (Notes 6, 7, 8 and 13)

Redeemable senior preferred stock, $1.00 par value; liquidation value
  $40,488; authorized 100,000 shares; no shares issued and outstanding at
  May 31, 1997 and 1998, 40,000 shares at December 31, 1998...............     --          --            36,735
                                                                            ---------  ----------  --------------
Stockholders' deficit:
  Series A preferred stock, $1.00 par value; at liquidation value;
    authorized 200,000 shares; issued and outstanding 152,455 shares at
    May 31, 1997, 153,637 shares at May 31, 1998 and December 31, 1998....     16,250      18,736        20,351
  Series B preferred stock, $1.00 par value; at liquidation value;
    authorized 200,000 shares; issued and outstanding 3,857 shares at May
    31, 1997, 1998 and December 31,1998...................................        144         164           179
  Class A voting common stock, $.001 par value; authorized 2,500,000 shares; issued and outstanding 1,010,000 shares at May 31, 1997,
    1,015,714 shares at May 31, 1998 and December 31, 1998................          1           1             1
  Paid-in capital.........................................................     --           3,994         7,844
  Unearned compensation...................................................     --          (2,546)       (2,546)
  Accumulated deficit.....................................................    (23,346)    (25,456)      (28,162)
                                                                            ---------  ----------  --------------
    Total stockholders' deficit...........................................     (6,951)     (5,107)       (2,333)
                                                                            ---------  ----------  --------------
    Total liabilities and stockholders' deficit...........................  $  52,923  $  111,977    $  157,416
                                                                            ---------  ----------  --------------
                                                                            ---------  ----------  --------------

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                               ALL FIGURES $'000

                  FOR THE YEARS ENDED MAY 31, 1996, 1997, 1998

       AND THE SEVEN MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED) AND 1998

                                                                                             SEVEN MONTHS ENDED
                                                                YEAR ENDED MAY 31,              DECEMBER 31,
                                                          -------------------------------  -----------------------
                                                            1996       1997       1998         1997        1998
                                                          ---------  ---------  ---------  ------------  ---------

                                                                                           (UNAUDITED)
Revenues:
  Club operations.......................................  $  40,796  $  54,164  $  79,719   $   41,490   $  69,964
  Management fees and other.............................      2,959      2,403      2,631        1,500       1,698
                                                          ---------  ---------  ---------  ------------  ---------
                                                             43,755     56,567     82,350       42,990      71,662
                                                          ---------  ---------  ---------  ------------  ---------
Operating expenses:
  Payroll and related...................................     18,626     23,321     33,309       17,621      28,001
  Club operating........................................     14,542     18,044     25,858       13,258      24,261
  General and administrative............................      3,562      3,774      5,825        2,742       5,828
  Depreciation and amortization.........................      2,929      4,219      7,736        3,944       8,818
  Compensation expense incurred in connection with stock
    options.............................................      1,967      5,933      1,442          397         434
                                                          ---------  ---------  ---------  ------------  ---------
                                                             41,626     55,291     74,170       37,962      67,342
                                                          ---------  ---------  ---------  ------------  ---------
    Operating income....................................      2,129      1,276      8,180        5,028       4,320
Interest expense, net of interest income of $60, $115,
  $1,228, $526 and $272, respectively...................        952      2,455      5,902        3,270       5,279
                                                          ---------  ---------  ---------  ------------  ---------
    Income (loss) before provision (benefit) for
      corporate income taxes............................      1,177     (1,179)     2,278        1,758        (959)
Provision (benefit) for corporate income taxes..........        628       (243)     1,131          888        (399)
                                                          ---------  ---------  ---------  ------------  ---------
    Income (loss) before extraordinary item and
      cumulative effect of change in accounting
      policy............................................        549       (936)     1,147          870        (560)
Extraordinary loss from early extinguishment of debt,
  net of income tax benefit of $624.....................         --         --       (782)        (782)         --
                                                          ---------  ---------  ---------  ------------  ---------
    Income (loss) before cumulative effect of change in
      accounting policy.................................        549       (936)       365           88        (560)
Cumulative effect on prior years of a change in
  accounting for club organizational costs, net of
  income tax benefit of $70.............................         --         --        (88)         (88)         --
                                                          ---------  ---------  ---------  ------------  ---------
    Net income (loss)...................................        549       (936)       277           --        (560)
Accreted dividends on preferred stock...................       (400)    (1,286)    (2,387)      (1,485)     (2,146)
                                                          ---------  ---------  ---------  ------------  ---------
    Net income (loss) attributable to common
      stockholders......................................  $     149  $  (2,222) $  (2,110)  $   (1,485)  $  (2,706)
                                                          ---------  ---------  ---------  ------------  ---------
                                                          ---------  ---------  ---------  ------------  ---------

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                  FOR THE YEARS ENDED MAY 31, 1996, 1997, 1998
                  AND THE SEVEN MONTHS ENDED DECEMBER 31, 1998

                                                                                PREFERRED STOCK
                                                              ---------------------------------------------------
                                                              SERIES A ($1.00    SERIES A ($.10   SERIES B ($1.00
                                                                    PAR)              PAR)             PAR)
                                                              ----------------  ----------------  ---------------
                                                              SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                                              -------  -------  ------   -------  ------   ------
Balance at May 31, 1995.....................................                      496
Issuance of Class A Common Stock............................
Issuance of Class A and B Common Stock......................
Accretion of Series B redeemable convertible preferred stock dividends ($1.22 per share)...............................
Compensation expense incurred in connection with stock
  options...................................................
Net income..................................................
                                                                                ------   -------
  Balance at May 31, 1996...................................                      496
Liquidation of Series A Preferred Stock, for $1,000 per
  share, redemption of Class A and B Common Stock for a cash price of $35 per share and change in equity related to
  exercise of stock options.................................                     (496)
Issuance of Series A and B Preferred and Common Stock at
  cash price of $100, $35 and $1, respectively..............  152,455  $15,245                    3,857     $135
Warrant exercise at $.01 per share..........................
Original issue discount in connection with the issuance of
  warrants and subordinated debt............................
Compensation expense incurred in connection with common
  stock options.............................................
Compensation expense incurred in connection with Series B
  Preferred Stock options...................................
Accretion of Series A and Series B preferred stock dividend
  ($6.59 and $2.32 per share, respectively).................             1,005                                 9
Net loss....................................................
                                                              -------  -------  ------   -------  ------   ------
  Balance at May 31, 1997...................................  152,455   16,250     --         --  3,857      144
                                                                                ------   -------
                                                                                ------   -------
Issuance of Series A Preferred Stock and Class A Common
  Stock.....................................................    1,182      119
Unearned Compensation incurred in connection with common
  stock options.............................................
Amortization of unearned compensation.......................
Compensation expense incurred in connection with Series B
  Preferred stock options...................................
Accretion of Series A and Series B preferred stock dividend
  ($15.14 and $5.44 per share, respectively)................             2,367                                20
Net income..................................................
                                                              -------  -------                    ------   ------
  Balance at May 31, 1998...................................  153,637   18,736                    3,857      164
Warrant issuance in connection with Redeemable Senior
  Preferred Stock...........................................
Compensation expense incurred with connection with Series B
  Preferred stock options...................................
Accretion of Series A and Series B preferred stock dividend
  ($10.51 and $3.89 per share, respectively)................             1,615                                15
Accretion of redeemable senior preferred stock dividend
  ($12.20 per share plus accretion to liquidation value)....
Net loss....................................................
                                                              -------  -------                    ------   ------
  Balance at December 31, 1998..............................  153,637  $20,351                    3,857     $179
                                                              -------  -------                    ------   ------
                                                              -------  -------                    ------   ------












                                                                                   COMMON STOCK
                                                              ------------------------------------------------------

                                                               CLASS A ($.001      CLASS A ($.01         CLASS B
                                                                    PAR)                PAR)           CONVERTIBLE
                                                              -----------------   ----------------   ---------------
                                                               SHARES    AMOUNT    SHARES   AMOUNT   SHARES  AMOUNT
                                                              ---------  ------   --------  ------   ------  -------
Balance at May 31, 1995.....................................                       475,000   $ 5
Issuance of Class A Common Stock............................                        87,948     1
Issuance of Class A and B Common Stock......................                        13,358            2,351
Accretion of Series B redeemable convertible preferred stock dividends ($1.22 per share)...............................
Compensation expense incurred in connection with stock
  options...................................................
Net income..................................................
                                                                                              --
                                                                                  --------           ------  -------
  Balance at May 31, 1996...................................                       576,306     6      2,351
Liquidation of Series A Preferred Stock, for $1,000 per
  share, redemption of Class A and B Common Stock for a cash price of $35 per share and change in equity related to
  exercise of stock options.................................                      (576,306)   (6)    (2,351)
Issuance of Series A and B Preferred and Common Stock at
  cash price of $100, $35 and $1, respectively..............  1,000,000    $1
Warrant exercise at $.01 per share..........................     10,000
Original issue discount in connection with the issuance of
  warrants and subordinated debt............................
Compensation expense incurred in connection with common
  stock options.............................................
Compensation expense incurred in connection with Series B
  Preferred Stock options...................................
Accretion of Series A and Series B preferred stock dividend
  ($6.59 and $2.32 per share, respectively).................
Net loss....................................................
                                                                           --                 --
                                                              ---------           --------           ------  -------
  Balance at May 31, 1997...................................  1,010,000     1           --    --         --       --
                                                                                              --
                                                                                              --
                                                                                  --------           ------  -------
                                                                                  --------           ------  -------
Issuance of Series A Preferred Stock and Class A Common
  Stock.....................................................      5,714    --
Unearned Compensation incurred in connection with common
  stock options.............................................                                                   3,352
Amortization of unearned compensation.......................
Compensation expense incurred in connection with Series B
  Preferred stock options...................................
Accretion of Series A and Series B preferred stock dividend
  ($15.14 and $5.44 per share, respectively)................
Net income..................................................
                                                                           --
                                                              ---------
  Balance at May 31, 1998...................................  1,015,714     1
Warrant issuance in connection with Redeemable Senior
  Preferred Stock...........................................
Compensation expense incurred with connection with Series B
  Preferred stock options...................................
Accretion of Series A and Series B preferred stock dividend
  ($10.51 and $3.89 per share, respectively)................
Accretion of redeemable senior preferred stock dividend
  ($12.20 per share plus accretion to liquidation value)....
Net loss....................................................
                                                                           --
                                                              ---------
  Balance at December 31, 1998..............................  1,015,714    $1
                                                                           --
                                                                           --
                                                              ---------
                                                              ---------







                                                                                       (ACCUMULATED
                                                                                         DEFICIT)          TOTAL

                                                              PAID-IN     UNEARNED       RETAINED      STOCKHOLDERS'

                                                              CAPITAL   COMPENSATION     EARNINGS     EQUITY (DEFICIT)

                                                              --------  ------------   ------------   ----------------

Balance at May 31, 1995.....................................  $  1,788                   $    193         $ 1,986

Issuance of Class A Common Stock............................     1,371                                      1,372

Issuance of Class A and B Common Stock......................       144                                        144

Accretion of Series B redeemable convertible preferred stock
  dividends ($1.22 per share)...............................                                 (400)           (400)

Compensation expense incurred in connection with stock
  options...................................................     1,823                                      1,823

Net income..................................................                                  549             549

                                                              --------                 ------------       -------

  Balance at May 31, 1996...................................     5,126                        342           5,474

Liquidation of Series A Preferred Stock, for $1,000 per
  share, redemption of Class A and B Common Stock for a cash price of $35 per share and change in equity related to
  exercise of stock options.................................   (11,228)                   (21,466)        (32,700)

Issuance of Series A and B Preferred and Common Stock at
  cash price of $100, $35 and $1, respectively..............      (226)                                    15,155

Warrant exercise at $.01 per share..........................
Original issue discount in connection with the issuance of
  warrants and subordinated debt............................       123                                        123

Compensation expense incurred in connection with common
  stock options.............................................     5,660                                      5,660

Compensation expense incurred in connection with Series B
  Preferred Stock options...................................       273                                        273

Accretion of Series A and Series B preferred stock dividend
  ($6.59 and $2.32 per share, respectively).................       272                     (1,286)
Net loss....................................................                                 (936)           (936)

                                                              --------                 ------------       -------

  Balance at May 31, 1997...................................                              (23,346)         (6,951)

Issuance of Series A Preferred Stock and Class A Common
  Stock.....................................................         6                                        125

Unearned Compensation incurred in connection with common
  stock options.............................................    (3,352)
Amortization of unearned compensation.......................                  806                             806

Compensation expense incurred in connection with Series B
  Preferred stock options...................................       636                                        636

Accretion of Series A and Series B preferred stock dividend
  ($15.14 and $5.44 per share, respectively)................                               (2,387)
Net income..................................................                                  277             277

                                                              --------  ------------   ------------       -------

  Balance at May 31, 1998...................................     3,994     (2,546)        (25,456)         (5,107)

Warrant issuance in connection with Redeemable Senior
  Preferred Stock...........................................     3,416                                      3,416

Compensation expense incurred with connection with Series B
  Preferred stock options...................................       434                                        434

Accretion of Series A and Series B preferred stock dividend
  ($10.51 and $3.89 per share, respectively)................                               (1,630)
Accretion of redeemable senior preferred stock dividend
  ($12.20 per share plus accretion to liquidation value)....                                 (516)           (516)

Net loss....................................................                                 (560)           (560)

                                                              --------  ------------   ------------       -------

  Balance at December 31, 1998..............................  $  7,844    $(2,546)       $(28,162)        $(2,333)

                                                              --------  ------------   ------------       -------

                                                              --------  ------------   ------------       -------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                               ALL FIGURES $'000

                  FOR THE YEARS ENDED MAY 31, 1996, 1997, 1998
       AND THE SEVEN MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED) AND 1998
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                               SEVEN MONTHS ENDED
                                                                  YEAR ENDED MAY 31,              DECEMBER 31,
                                                            -------------------------------  -----------------------
                                                              1996       1997       1998         1997        1998
                                                            ---------  ---------  ---------  ------------  ---------

                                                                                             (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).......................................  $     549  $    (936) $     277   $   --       $    (560)
                                                            ---------  ---------  ---------  ------------  ---------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Compensation expense incurred in connection with stock
      options.............................................      1,967      5,933      1,442          397         434
    Depreciation and amortization.........................      2,929      4,219      7,736        3,944       8,818
    Amortization of debt issuance costs...................     --            156        412          245         363
    Losses from extinguishment of debt....................     --         --          1,406        1,377      --
    Write-off of organization costs.......................     --         --            158          158      --
    Noncash rental expense, net of noncash rental
      income..............................................      1,277      1,620      2,670        1,354       1,493
    Change in certain working capital components..........      1,216      4,389      4,316        1,620         204
    Increase in deferred tax asset........................     (1,539)    (2,058)    (1,187)      (1,081)     (1,411)
    Increase in deferred membership costs.................       (926)      (847)    (1,403)        (708)     (2,072)
    Other.................................................        222       (174)       (94)        (113)        124
                                                            ---------  ---------  ---------  ------------  ---------
    Total adjustments.....................................      5,146     13,238     15,456        7,193       7,953
                                                            ---------  ---------  ---------  ------------  ---------
    Net cash provided by operating activities.............      5,695     12,302     15,733        7,193       7,393

Cash flows from investing activities:
  Capital expenditures, net of effect of acquired
    businesses............................................     (5,380)   (11,403)   (16,170)      (5,304)    (21,815)
  Acquisition of businesses...............................        (35)    (1,888)   (19,733)      (7,058)    (25,103)
  Intangible and other assets.............................        (72)      (280)      (137)      --            (434)
                                                            ---------  ---------  ---------  ------------  ---------
    Net cash used in investing activities.................     (5,487)   (13,571)   (36,040)     (12,362)    (47,352)
                                                            ---------  ---------  ---------  ------------  ---------
Cash flows from financing activities:
  Issuance of stock, net of expenses......................      2,000     15,155        125          125      --
  Issuance of Senior Preferred Stock, net of expenses.....     --         --         --           --          39,635
  Redemption and liquidation of stock, including
    expenses..............................................     --        (38,820)    --           --          --
  Proceeds from borrowings, net of expenses...............      5,365     40,081     85,841       85,570      16,975
  Repayments of borrowings................................     (7,221)   (13,607)   (45,130)     (43,334)    (20,494)
                                                            ---------  ---------  ---------  ------------  ---------
    Net cash provided by financing activities.............        144      2,809     40,836       42,361      36,116
                                                            ---------  ---------  ---------  ------------  ---------
    Net (decrease) increase in cash and cash
      equivalents.........................................        352      1,540     20,529       37,192      (3,843)
Cash and cash equivalents at beginning of period..........        576        928      2,468        2,468      22,997
                                                            ---------  ---------  ---------  ------------  ---------
    Cash and cash equivalents at end of period............  $     928  $   2,468  $  22,997   $   39,660   $  19,154
                                                            ---------  ---------  ---------  ------------  ---------
                                                            ---------  ---------  ---------  ------------  ---------
Summary of the change in certain working capital
  components, net of effects of acquired businesses:
    (Increase) decrease in accounts receivable............  $     (19) $     469  $    (108)  $       69   $    (208)
    Increase in inventory.................................       (135)       (39)      (343)        (323)       (580)
    (Increase) decrease in prepaid expenses and other
      current assets......................................        (38)       631         30          (18)       (336)
    Increase (decrease) in accounts payable and accrued
      expenses............................................        805      2,055      1,895          981      (2,330)
    (Decrease) increase in prepaid corporate income
      taxes...............................................       (913)       156        324       --          --
    Increase in deferred revenue..........................      1,516      1,117      2,518          911       3,658
                                                            ---------  ---------  ---------  ------------  ---------
      Net change in certain working capital components....  $   1,216  $   4,389  $   4,316   $    1,620   $     204
                                                            ---------  ---------  ---------  ------------  ---------
                                                            ---------  ---------  ---------  ------------  ---------

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ALL FIGURES $'000, EXCEPT SHARE DATA

1. NATURE OF BUSINESS:

    Town Sports International, Inc. and Subsidiaries (the "Company") owns, operates or manages 55 fitness clubs ("clubs") in the New York metropolitan market, eight clubs in Washington, D.C., four clubs in Boston, and two clubs in Switzerland as of December 31, 1998. The Company's geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs and economic down turns. The Company operates in a single segment as defined by Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

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

    B. CHANGE IN YEAR END:

    On January 7, 1999, the Company's board of directors approved a change in the Company's fiscal year end from May 31 to December 31, effective beginning with the seven month period ended December 31, 1998 ("the transition period").

    C. REVENUE RECOGNITION:

    The Company receives a one-time non-refundable initiation fee and monthly dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time with 30 days notice. Initiation fees and related direct expenses, primarily salaries and sales commissions payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over an estimated membership period of twenty four (24) months. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $1,975, pursuant to various state consumer protection laws.

    Management fees earned for services rendered are recognized at the time the related services are performed.

    The Company recognizes revenue from merchandise sales upon delivery to the member.

    D. INVENTORY:

    Inventory consists primarily of athletic equipment and supplies for sale to members and club supplies. Inventories are valued at the lower of cost or market by the first-in, first-out method.

    E. FIXED ASSETS:

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

    F. ADVERTISING AND CLUB PREOPENING COSTS

    Advertising costs and club preopening costs are charged to operations during the period in which they are incurred. Total advertising costs incurred by the Company during the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998 totaled $1,291, $1,627, $2,147 and $2,081, respectively.

    G. USE OF ESTIMATES

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

    The most significant assumptions and estimates relate to the useful lives and recoverability of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options and warrants and the estimated membership period.

    H. CORPORATE INCOME TAXES:

    Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the years in which

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the temporary differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that all or part of a deferred tax asset will not be realized.

    I. STATEMENTS OF CASH FLOWS:

    Supplemental disclosure of cash flow information:

                                                                                                       SEVEN MONTHS ENDED
                                                                          YEARS ENDED MAY 31,             DECEMBER 31,
                                                                    -------------------------------  -----------------------
                                                                      1996       1997       1998         1997        1998
                                                                    ---------  ---------  ---------  ------------  ---------
                                                                                                     (UNAUDITED)
Cash paid for:
  Interest (net of amounts capitalized)...........................  $   1,118  $   1,603  $   6,798   $    2,430   $   4,705
  Taxes...........................................................      3,080      1,655      1,300          455       1,072

Noncash investing and financing activities:
  Acquisition of fixed assets included in accounts payable........        293        850      2,496           99       1,966

Acquisition of equipment financed by suppliers or lessors.........      1,475      1,411        562          261          --

See Notes 9 and 10 for additional noncash investing and financing activities.

    J. CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

    K. DEFERRED LEASE LIABILITIES AND NONCASH RENTAL EXPENSE:

    The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis over the life of the lease.

    L. FOREIGN CURRENCY:

    Transactions denominated in a foreign currency have been translated into U.S. dollars at the rates of exchange at the transaction dates. Assets and liabilities have been translated at the respective year-end exchange rates. For the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998, the Company recognized foreign exchange gains (losses) of approximately $20, ($65), ($3) and $1, respectively. These gains (losses) relate to certain management fees earned in Switzerland.

    M. INVESTMENTS IN AFFILIATED COMPANIES:

    The Company has investments in Capitol Hill Squash Club Associates and Kalorama Sports Management Associates (collectively referred to as the "Affiliates"). The Affiliates have operations, which are similar, or related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of the Affiliates and the

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Company's pro rata share of the Affiliates' net assets and operating results were not material for all periods presented.

    N. INTANGIBLE ASSETS:

    Intangible assets consist of acquired leasehold rights, membership lists, debt issuance costs, goodwill and covenants-not-to-compete. Such intangibles are stated at cost and, except debt issuance costs, are being amortized by the straight-line method over their estimated lives. Debt issuance costs are amortized as additional interest expense over life of the underlying debt using the interest method. Effective June 1, 1997, the Company changed the estimated useful lives of membership lists from three to two years. The effect on operating results for the year ended May 31, 1998 of decreasing the useful life was to increase amortization expense by $234, $117 net of taxes. Goodwill and acquired leasehold rights are being amortized over the remaining lives of the respective leases, five to fifteen years, and debt issuance costs are being amortized over the term of the respective borrowings, five to seven years.

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

    O. ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS:

    Long-lived assets, such as fixed assets and intangible assets, including goodwill, are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired in which case the asset's carrying value would be reduced to fair value. For all periods presented, no impairment losses were recorded.

    P. CONCENTRATIONS OF CREDIT RISK:

    Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a single commercial bank. The Company holds no collateral for these financial instruments.

    Q. STOCK-BASED EMPLOYEE COMPENSATION:

    For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method ("APB No. 25"). In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock is not greater than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to employees with

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) variable terms or if the fair value of the Company's stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense. However, the fair value of options or warrants granted to nonemployees for financing are included in operating results as an expense.

    Disclosures, including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, have been included in Note 9.

    R. OTHER RECENT ACCOUNTING PRONOUNCEMENTS:

    During the transition period, the Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the Company to capitalize certain costs incurred in connection with developing software to be used internally. The amounts capitalized during the period were $558.

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

3. FIXED ASSETS:

    Fixed assets as of May 31, 1997, 1998 and December 31, 1998, are shown at cost, less accumulated depreciation and amortization, and are summarized below:

                                                                                  MAY 31,          DECEMBER 31,
                                                                            --------------------  --------------
                                                                              1997       1998          1998
                                                                            ---------  ---------  --------------
Leasehold improvements....................................................  $  26,309  $  39,029    $   58,835
Club equipment............................................................      8,581     13,394        19,984
Furniture, fixtures and computer equipment................................      5,171      6,841        10,794
Building and improvements.................................................      4,995      4,995         4,995
Land......................................................................        986        986           986
Construction in progress..................................................      1,284      6,937         8,488
                                                                            ---------  ---------  --------------
                                                                               47,326     72,182       104,082
  Less, Accumulated depreciation and amortization.........................     13,112     17,664        22,656
                                                                            ---------  ---------  --------------
                                                                            $  34,214  $  54,518    $   81,426
                                                                            ---------  ---------  --------------
                                                                            ---------  ---------  --------------

    Depreciation and leasehold amortization expense for the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998 was approximately $2,813, $3,843, $6,130 and $5,664, respectively.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

4. INTANGIBLE ASSETS:

    Intangible assets as of May 31, 1997, 1998 and December 31, 1998 are shown at cost, less accumulated amortization, and are summarized below:

                                                                                    MAY 31,          DECEMBER 31,
                                                                              --------------------  --------------
                                                                                1997       1998          1998
                                                                              ---------  ---------  --------------
Goodwill arising on acquisition of businesses...............................  $   2,798  $  14,755    $   32,627
Membership lists............................................................        176      3,154         5,712
Deferred financing costs....................................................      2,150      4,103         4,203
Covenants-not-to-compete....................................................     --            400           550
Organizational expenses.....................................................        158     --            --
                                                                              ---------  ---------  --------------
                                                                                  5,282     22,412        43,092
  Less, Accumulated amortization............................................        857      2,489         6,028
                                                                              ---------  ---------  --------------
                                                                              $   4,425  $  19,923    $   37,064
                                                                              ---------  ---------  --------------
                                                                              ---------  ---------  --------------

    Amortization expense of intangible assets for the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998 was approximately $116, $532, $2,018 and $3,517, respectively. Such amount includes amortization expense of deferred financing costs of $0, $156, $412 and $363, respectively, which has been classified as interest expense for financial reporting purposes.

5. ACCRUED EXPENSES:

                                                                                     MAY 31,          DECEMBER 31,
                                                                               --------------------  --------------
                                                                                 1997       1998          1998
                                                                               ---------  ---------  --------------
Accrued payroll..............................................................  $   1,882  $   3,359    $    2,210
Accrued interest.............................................................        839      1,171         2,017
Accrued other................................................................      1,296      2,089         2,078
Amounts payable under agreement to purchase a club...........................         --      1,250            --
                                                                               ---------  ---------       -------
                                                                               $   4,017  $   7,869    $    6,305
                                                                               ---------  ---------       -------
                                                                               ---------  ---------       -------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

    Long-term debt and capital lease obligations consist of the following:

                                                                                  MAY 31,          DECEMBER 31,
                                                                            --------------------  --------------
                                                                              1997       1998          1998
                                                                            ---------  ---------  --------------
Series B 9-3/4% Senior Notes, due 2004....................................         --  $  85,000    $   85,000
Term Loan.................................................................  $  30,000         --            --
Subordinated note payable--face value of $7,500. Note shown net of original issue discount arising out of issuance of warrants to buy
  common stock............................................................      7,384         --            --
Notes payable for acquired business.......................................      1,370      1,826         3,739
Capital lease obligations.................................................      2,317      1,463           785
                                                                            ---------  ---------  --------------
                                                                               41,071     88,289        89,524
  Less, Current portion due within one year...............................      1,924      2,036         2,191
                                                                            ---------  ---------  --------------
Long-term portion.........................................................  $  39,147  $  86,253    $   87,333
                                                                            ---------  ---------  --------------
                                                                            ---------  ---------  --------------

    The aggregate long-term debt and capital lease obligations maturing during the next five years and thereafter is as follows:

YEAR ENDING DECEMBER 31,                                                          AMOUNT DUE
-------------------------------------------------------------------------------  -------------
1999...........................................................................   $     2,191
2000...........................................................................         1,137
2001...........................................................................           519
2002...........................................................................           208
2003...........................................................................           216
Thereafter.....................................................................        85,253
                                                                                 -------------
                                                                                  $    89,524
                                                                                 -------------
                                                                                 -------------

    On October 16, 1997, the Company issued $85,000 of Series B 9-3/4% Senior Notes ("Senior Notes"), due October 2004. The net proceeds from the Senior Notes totaled approximately $81,700 of which $41,500 was used to repay the term loan, the line of credit and the subordinated note payable. The transaction fees of approximately $3,300, were accounted for as deferred financing costs. The Senior Notes bear interest at an annual rate of 9-3/4%, payable semi-annually. The notes are redeemable at the option of the Company on or after October 15, 2001. The Senior Notes are non-collateralized and rank "PARI PASSU" with all unsubordinated debt and senior in right of payment with all subordinated indebtedness of the Company. The note indenture under which the Senior Notes were issued contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, engage in transactions with affiliates, incur liens and engage in asset sales.

    The Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $25,000. The line of credit carries interest at the Company's option based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined and the Company is required to pay a commitment commission of 0.375% per annum based upon the daily unutilized amount. There

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (CONTINUED) were no outstanding borrowings against this line of credit as of December 31, 1998; however the amount available for borrowing has been reduced by outstanding letters of credit totaling $2,007 (see Note 8). This line of credit expires on October 15, 2002. The line of credit, as amended, contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends. The line of credit is collateralized by a mortgage on land, building and equipment, which, as of December 31, 1998, had an aggregate book value of approximately $3,447, and by all other assets of the Company.

    The Term Loan, prior to repayment, carried interest based upon Eurodollar borrowing rate plus 3.25%, or the base prime rate plus 2.00% as determined by the Company.

    The Subordinated note, prior to repayment, carried interest of 11.5%.

    Notes payable were incurred upon the acquisition of various fitness clubs and are subject to the Company's right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at a discount from face value at rates of between 5% and 7%, and are non-collateralized.

    The carrying value of long-term debt, other than the Senior Notes, approximates fair market value as of May 31, 1997, 1998 and December 31, 1998 as the debt is generally short term in nature. The Senior Notes have a fair value of approximately $82,000 as of December 31, 1998, based on the quoted market price.

    The Company's interest expense and capitalized interest related to club facilities under construction for the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998 are as follows:

                                                                                                       SEVEN MONTHS
                                                                                                          ENDED
                                                                           YEAR ENDED MAY 31,          DECEMBER 31,
                                                                     -------------------------------  --------------
                                                                       1996       1997       1998          1998
                                                                     ---------  ---------  ---------  --------------
Interest costs expensed............................................  $   1,012  $   2,570  $   7,130    $    5,551
Interest costs capitalized.........................................         46         28        526           308
                                                                     ---------  ---------  ---------       -------
                                                                     $   1,058  $   2,598  $   7,656    $    5,859
                                                                     ---------  ---------  ---------       -------
                                                                     ---------  ---------  ---------       -------

    The Company leases equipment under noncancelable capital leases. The initial lease terms range from three to five years, after which the Company is required to purchase the equipment at amounts defined by the agreements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (CONTINUED)
    As of December 31, 1998, minimum rental payments, under all capital leases, including payments to acquire leased equipment, are as follows:

                                                                                     MINIMUM
YEAR ENDING DECEMBER 31,                                                          ANNUAL RENTAL
------------------------------------------------------------------------------  -----------------
1999..........................................................................      $     629
2000..........................................................................            191
2001..........................................................................             50
2002..........................................................................              4
                                                                                        -----
                                                                                          874
  Less, Amounts representing interest.........................................             89
                                                                                        -----
    Present value of minimum capital lease payments...........................      $     785
                                                                                        -----
                                                                                        -----

    The cost of leased equipment included in club equipment was approximately $4,190, $5,033 and $5,033 at May 31, 1997, 1998 and December 31, 1998,
respectively; related accumulated depreciation was $1,283, $2,234 and $3,222, respectively.

7. RELATED PARTY TRANSACTIONS:

    a. The Company entered into a management agreement with Town Squash AG ("TSAG"). The Company, together with the shareholders of TSAG, is contingently liable to fund shortfalls in operating cash flow of TSAG, as defined. The terms of the agreement provide for the Company to fund a maximum amount of operating cash flow of approximately $142 ("Advances"). As of May 31, 1997, 1998 and December 31, 1998, the Company had no outstanding Advances to TSAG.

       Management fees earned during the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998 amounted to approximately $695, $223, $239 and $224, respectively.

    b. The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS"), for strategic and financial advisory services on December 10, 1996. Fees for such services are $250 per annum, and are payable while BRS owns 20% or more of the outstanding Common stock of the Company. Amounts due BRS on May 31, 1997 and 1998, which are included in accounts payable, were $104. No amounts were due BRS at December 31, 1998.

8. LEASES:

    The Company leases office, warehouse and multi-recreational facilities and certain equipment under noncancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

8. LEASES: (CONTINUED)
the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which total $2,007.

    The leases expire at various times through December 31, 2021, and certain leases may be extended at the Company's option.

    Future minimum rental payments under noncancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,                                               MINIMUM ANNUAL RENTAL
--------------------------------------------------------------------  ------------------------
1999................................................................        $     20,616
2000................................................................              22,095
2001................................................................              22,259
2002................................................................              22,019
2003................................................................              21,789
Aggregate thereafter................................................             176,925
                                                                              ----------
                                                                            $    285,703
                                                                              ----------
                                                                              ----------

    Rent expense, including the effect of deferred lease liabilities, for the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998 was approximately $8,653, $10,169, $15,493 and $13,914, respectively. Such amounts include additional rent of $1,863, $2,146, $2,590 and $2,087, respectively.

    The Company, as landlord, leases space under noncancelable operating leases. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The leases expire at various times through December 31, 2013. Future minimum rentals receivable under noncancelable leases are as follows:

YEAR ENDING DECEMBER 31,                                                MINIMUM ANNUAL RENTAL
--------------------------------------------------------------------  -------------------------
1999................................................................          $     828
2000................................................................                825
2001................................................................                829
2002................................................................                761
2003................................................................                599
Aggregate thereafter................................................              1,033
                                                                                -------
                                                                              $   4,875
                                                                                -------
                                                                                -------

    Rental income, including noncash rental income, for the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998, was approximately $882, $936, $963 and $822, respectively. Such amounts included additional rental charges above the base rent of $570, $620, $651 and $608, respectively.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

9. STOCKHOLDERS' EQUITY AND REDEEMABLE SENIOR PREFERRED STOCK:

    a.  CAPITALIZATION:

       The Company's certificate of incorporation, as amended during November 1998, provides for the issuance of up to 3,500,000 shares of capital stock, consisting of 2,500,000 shares of Class A Voting Common Stock ("Class A"), par value $0.001 per share; 500,000 shares of Class B Non-voting Common Stock ("Class B"), par value of $0.001 per share, (Class A and Class B are collectively referred to herein as "Common Stock"); 100,000 shares of Redeemable Senior Preferred Stock ("Senior"), par value $1.00 per share; 200,000 shares of Series A Preferred Stock, ("Series A") par value $1.00 per share, and 200,000 shares of Series B Preferred Stock ("Series B") par value $1.00 per share.

       All stockholders have preemptive rights to purchase a pro-rata share of any future sales of securities, as defined.

       REDEEMABLE SENIOR PREFERRED STOCK

       During November 1998, the Company issued 40,000 shares of mandatorily redeemable Senior stock and 143,261 warrants. The Senior stock has no voting rights except as required by law. The warrants have an exercise price of $0.01, expire in November 2008 and are exercisable into an equal number of shares of Class A Common Stock. After payment of fees and expenses of approximately $365 the Company received net proceeds of $39,635. Upon issuance, a $3,416 value was ascribed to the warrants. The initial fair value of the Senior stock ($36,219) is being accreted to it's liquidation value using the interest method. The accreted amount for the seven months ended December 31, 1998 was $28. The Senior stock is redeemable in November 2008. In the event that certain defined events occur, the number of warrants exercisable will be reduced.

       The Senior stock has liquidation preferences over Series A, Series B and Common stock. The Senior stock may, at the option of the holder, be converted into Common stock upon the initial public offering ("IPO") of the Company's common stock at a conversion rate equal to the IPO price.

       The Senior stock has a liquidation value of $1,000 per share plus cumulative unpaid dividends of $488 as of December 31, 1998. The Senior stockholders are entitled to a cumulative 12% annual dividend, based upon the per share price of $1,000.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

9. STOCKHOLDERS' EQUITY AND REDEEMABLE SENIOR PREFERRED STOCK: (CONTINUED)
       A summary of transactions related to the Senior stock for the seventh month period ended December 31, 1998 is as follows:

Proceeds received in connection with the issuance of Senior stock and warrants....................................................  $  40,000
Expenses incurred in connection with issuance.....................       (365)
Fair value ascribed to warrants at issuance.......................     (3,416)
                                                                    ---------
Fair value of Senior stock at date of issuance....................     36,219

Accretion to Senior stock liquidation value.......................         28
Accretion of Senior stock dividends...............................        488
                                                                    ---------
December 31, 1998 Senior stock carrying value.....................  $  36,735
                                                                    ---------
                                                                    ---------

       Cumulative unpaid dividends on Senior stock are payable upon certain defined events which include: the dissolution, liquidation or winding up of the Company; the redemption of such shares; or the sale of substantially all of the assets of the Company.

       PREFERRED STOCK

       The Preferred Stock has liquidation preferences over Common Stock. The Company's Series A and Series B stock have no conversion features or voting rights except as required by law, and rank "PARI PASSU."

       Series A stock has a liquidation value of $100 per share plus cumulative unpaid dividends of $4,987 as of December 31, 1998. Series A stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $100.

       Series B stock has a liquidation value of $35 per share plus cumulative unpaid dividends of $44 as of December 31, 1998. Series B stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $35.

       Cumulative unpaid dividends on all Preferred Stock are payable upon certain defined events which include: the dissolution; liquidation or winding up of the Company; the redemption of such shares; or the sale of substantially all of the assets of the Company.

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

9. STOCKHOLDERS' EQUITY AND REDEEMABLE SENIOR PREFERRED STOCK: (CONTINUED)
    b.  STOCK OPTIONS and WARRANTS:

    The following table summarizes the stock option activity for the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998:

                                                  CLASS A      CLASS A
                                                   COMMON      COMMON       CLASS B       SERIES B
                                                   ($0.01      ($.001     CONVERTIBLE    REDEEMABLE    SERIES B
STOCK OPTIONS                                    PAR VALUE)  PAR VALUE)      COMMON      PREFERRED     PREFERRED
-----------------------------------------------  ----------  -----------  ------------  ------------  -----------
Number of shares under option:
  Outstanding at June 1, 1995..................     150,000                   121,000        21,251
  Options exercised............................     (13,358)                   (2,351)
  Options cancelled............................      (6,642)                     (349)
                                                 ----------               ------------  ------------
    Outstanding at May 31, 1996................     130,000                   118,300        21,251
  Options granted..............................                  57,142        20,000                     164,783
  Options exercised............................    (130,000)                 (138,300)      (21,251)
                                                 ----------  -----------  ------------  ------------  -----------
    Outstanding at May 31, 1997................          --      57,142            --            --       164,783
                                                 ----------               ------------  ------------
                                                 ----------               ------------  ------------
Options granted................................                  14,700
                                                             -----------                              -----------
    Outstanding at May 31, 1998 and December
      31, 1998.................................                  71,842                                   164,783
                                                             -----------                              -----------
                                                             -----------                              -----------
Exercise price:
  Outstanding at June 1, 1995..................  $     3.40                $    10.00    $     3.00
  Options exercised............................        2.40                      9.89
  Options cancelled............................        2.40                      9.89
                                                 ----------               ------------  ------------
Weighted average price of outstanding options
  at May 31, 1996..............................        3.55                     10.06          3.00
  Options granted..............................               $    1.00(i)        6.00 (ii            $     10.00(ii)
  Options exercised............................        3.55                      9.47          3.00
                                                 ----------  -----------  ------------  ------------  -----------
Weighted average price of outstanding options
  at May 31, 1997..............................          --        1.00            --            --         10.00
                                                 ----------               ------------  ------------
                                                 ----------               ------------  ------------
  Options granted..............................                   17.50 (ii
                                                             -----------                              -----------
Weighted average price of outstanding options
  at May 31, 1998 and December 31, 1998........                    4.38                                     10.00
                                                             -----------                              -----------
                                                             -----------                              -----------

------------------------

(i) Option exercise price equal to market price on the grant date based upon independent appraisal.

(ii) Option exercise price less than market price on the grant date based upon independent appraisal.

    As of May 31, 1996, all outstanding options were exercisable. As of May 31, 1997 and 1998, all outstanding options for Series B Redeemable Preferred Stock were exercisable and 11,428 and 25,797 options of Class A stock respectively were exercisable.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

9. STOCKHOLDERS' EQUITY AND REDEEMABLE SENIOR PREFERRED STOCK: (CONTINUED)
    The following table summarizes stock option information as of December 31, 1998:

                                                          OPTIONS OUTSTANDING
                                               -----------------------------------------    OPTIONS EXERCISABLE
                                                               WEIGHTED-                  ------------------------
                                                                AVERAGE       WEIGHTED-                 WEIGHTED-
                                                               REMAINING       AVERAGE                   AVERAGE
                                                  NUMBER      CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
                                               OUTSTANDING        LIFE          PRICE     EXERCISABLE     PRICE
                                               ------------  --------------  -----------  -----------  -----------
Class A Common:
  1997 Grants................................       57,142        99 months   $    1.00       22,857    $    1.00
  1998 Grants................................       14,700        99 months   $   17.50        2,940    $   17.50

Series B Preferred...........................      164,783       275 months   $   10.00      164,783    $   10.00

    CLASS A COMMON STOCK ($.001 PAR VALUE) OPTIONS:

    During the year ended May 31, 1997 the Company adopted the Town Sports International Inc. 1997 Common Stock Option Plan (the "1997 Plan"). The provisions of the 1997 Plan, as amended and restated, provide for the Company's Board of Directors to grant to executives and key employees options to acquire 80,876 shares of Class A stock.

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

    In accordance with APB No. 25, the Company recorded unearned compensation in connection with the Amended Grants and the 1998 Grants. Such amount is included within stockholders' deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. Unearned compensation will be amortized as compensation expense over the vesting period. During the year ended May 31, 1998, amortization of unearned compensation totaled $806. For the seven months ended December 31, 1998, no additional options vested and accordingly there was no amortization of unearned compensation.

    As of December 31, 1998, shares reserved for future option awards totaled 9,034.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

9. STOCKHOLDERS' EQUITY AND REDEEMABLE SENIOR PREFERRED STOCK: (CONTINUED) SERIES B PREFERRED STOCK OPTIONS:

    During the year ended May 31, 1997, the Company granted 164,783 options ("Series B Options") to certain employees which entitle the holders to purchase an equal number of shares of Series B stock at an exercise price of $10.00 per share. The estimated fair value of the Series B stock on the date of grant was $35.00 per share. Accordingly, the Company recognized an aggregate charge for the difference between the Series B Options' exercise price and the estimated fair value of the Series B stock, which totaled $4,120. Series B Options were fully vested on the date of grant and expire on December 31, 2021. The terms of the Series B Options also contain provisions whereby the exercise price will be reduced or in certain cases, the option holder will receive cash in accordance with a formula as defined. The aggregate value of either a reduction in exercise price or the distribution of cash will be deemed compensatory and accordingly the Company will record compensation expense. For the years ended May 31, 1997 and 1998 and the seven months ended December 31, 1998, compensation expense recognized in connection with Series B Options totaled $273, $636 and $434, respectively. There are no shares of Series B Preferred Stock reserved for future option grants.

    CLASS A ($0.01 PAR VALUE) AND CLASS B CONVERTIBLE OPTIONS:

    During the years ended May 31, 1996 and 1997, in connection with the granting of Class A Common Stock ($0.001 par value) and Class B Convertible Common Stock Options, the Company recognized a compensation charge of approximately $1,967 and $5,933, respectively. Such charges represented the difference between the exercise price of the respective options and the fair market value of the underlying stock as determined by the Board of Directors.

    PRO FORMA OPERATING RESULTS:

    The following table summarizes the pro forma operating results of the Company had compensation costs for the outstanding options been determined in accordance with the fair value based method of accounting for stock-based compensation. There were no options granted during the year ended May 31, 1996 and the seven months ended December 31, 1998.

    Since option grants vest over several years and additional grants are expected in the future, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair value based method. No additional options vested during the seven months ended December 31, 1998, therefore the effects of the fair value based method on operating results for that period was immaterial.

                                                                                MAY 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Pro forma amounts:
  Net loss to common stockholder........................................  $  (1,826) $  (1,804)
                                                                          ---------  ---------
                                                                          ---------  ---------

    For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. For the years ending May 31, 1997 and 1998, the weighted-average fair value of the option grants was approximately $26.00 and $44.00, respectively. The following weighted-average assumptions were used in computing the fair

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

9. STOCKHOLDERS' EQUITY AND REDEEMABLE SENIOR PREFERRED STOCK: (CONTINUED) value of options grants: expected volatility of 60% for all periods; risk-free interest rate of approximately 6.5% for May 31, 1997 and 5.5% for May 31, 1998; expected lives of five years for May 31, 1997, and three to five years for May 31, 1998; and a zero dividend yield for all periods.

    WARRANTS TO BUY COMMON STOCK:

    In connection with the issuance of the Subordinated note payable on December 10, 1996, warrants to buy 124,022 Class A Common Shares were issued at an exercise price of $0.01 per share. Original issue discount arising upon this issue, totaled approximately $123. 10,000 warrants were exercised on December 10, 1996. The amount of warrants outstanding was reduced during the seven months ended December 31, 1998 by 38,308 to 75,714 in connection with the issuance of the Senior stock. As of December 31, 1998, the remaining outstanding warrants are fully exercisable and expire in December 2006.

10. ASSET ACQUISITIONS:

    During the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998, the Company completed the acquisition of 36 fitness clubs. With the exception of the Ultrafit, Inc. and Affiliates ("Ovox") and Lifestyle Fitness of Springfield, Inc. and Affiliates ("Lifestyle") acquisitions, as discussed below, the individual acquisitions were not material to the financial position or results of operations of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

                                                                                                       SEVEN MONTHS
                                                                                                          ENDED
                                                                           YEAR ENDED MAY 31,          DECEMBER 31,
                                                                     -------------------------------  --------------
                                                                       1996       1997       1998          1998
                                                                     ---------  ---------  ---------  --------------
Number of clubs acquired...........................................          1          3         16            16
                                                                     ---------  ---------  ---------  --------------
                                                                     ---------  ---------  ---------  --------------
Purchase prices payable in cash at closing.........................  $      35  $   1,888  $  19,733    $   25,103
Issuance and assumption of notes payable...........................        269      2,250      4,110         4,654
                                                                     ---------  ---------  ---------  --------------
    Total purchase prices..........................................  $     304  $   4,138  $  23,843    $   29,757
                                                                     ---------  ---------  ---------  --------------
                                                                     ---------  ---------  ---------  --------------
Allocation of purchase prices:
  Fixed assets.....................................................  $     299  $   2,462  $   9,011    $    9,177
  Membership lists.................................................         --        177      2,978         2,559
  Goodwill.........................................................         --      1,484     11,557        18,021
  Other net assets acquired........................................          5         15        297        --
                                                                     ---------  ---------  ---------  --------------
    Total allocation of purchase prices............................  $     304  $   4,138  $  23,843    $   29,757
                                                                     ---------  ---------  ---------  --------------
                                                                     ---------  ---------  ---------  --------------

    For financial reporting purposes, these acquisitions have been accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of acquisition. The excess of purchase prices over the net tangible assets acquired has been allocated to membership lists acquired, covenant-not-to compete and goodwill. Intangible assets are amortized by the straight-line basis over the estimated life of the asset. Acquired membership lists are amortized over a 2 year period and goodwill is amortized over remaining

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

10. ASSET ACQUISITIONS: (CONTINUED)
lives of the leases of the acquired fitness club which range from 3.5 to 15 years. The results of operations of the clubs have been included in the Company's consolidated financial statements from the respective dates of acquisition and the impact of these acquisitions on the consolidated financial statements of the Company was not material, with the exception of the following acquisitions.

    On April 6, 1998, the Company acquired Ovox. Ovox's operations consisted of four fitness clubs in New Jersey which were owned and operated by a common group of investors. The purchase price totaled $8,177, which included $7,750 of cash and notes payable of $236. Transaction costs amounted to $191. The excess of the purchase price over the net fair value of the assets acquired was $6,589, and has been allocated to the membership lists acquired and goodwill. The following unaudited pro forma information has been prepared assuming the Ovox acquisition had taken place at the beginning of the respective periods. The pro forma adjustments give effect to amortization of goodwill, interest expense on acquisition debt, and related income tax effects:

                                                                      FOR THE YEARS ENDED
                                                                            MAY 31,
                                                                   --------------------------
                                                                       1997          1998
                                                                   ------------  ------------
                                                                   (UNAUDITED)   (UNAUDITED)
Revenues.........................................................   $   60,898    $   87,158
Pro forma net income (loss) before extraordinary items and
  cumulative effect of change in accounting policy...............         (862)        1,275
Proforma net loss to common stockholders.........................   $   (2,148)   $   (1,982)

    On August 6, 1998 the Company acquired Lifestyle. Lifestyle's operations consisted of six fitness clubs in New Jersey, which were owned and operated by a common group of investors. The purchase price totaled $10,752, which included $10,000 of cash and notes payable of $300. Transaction costs amounted to $452. The following unaudited pro forma information has been prepared assuming the Lifestyle Acquisition had taken place at the beginning of the respective periods reported herein. The pro forma adjustments give effect to amortization of goodwill, interest expense on acquisition debt, and the related income tax effects:

                                                                                                    FOR THE SEVEN
                                                                                      FOR THE YEAR   MONTHS ENDED
                                                                                         ENDED       DECEMBER 31,
                                                                                      MAY 31, 1998       1998
                                                                                      ------------  --------------
                                                                                      (UNAUDITED)    (UNAUDITED)
Revenues............................................................................   $   90,037     $   72,989
Pro forma net income (loss) before extraordinary item cumulative effect of change in
  accounting policy.................................................................        1,130           (575)
Pro forma net income (loss) to common stockholders..................................   $      260     $   (2,240)

    This unaudited proforma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and the acquired clubs had been a single entity for the respective periods presented, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the consolidation of the

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

10. ASSET ACQUISITIONS: (CONTINUED)
acquired clubs and the Company have been excluded from the amounts included in the proforma summary presented above.

11. REVENUE FROM CLUB OPERATIONS:

    Revenues from club operations for the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1997 (unaudited) and 1998 are summarized below:

                                                                                         SEVEN MONTHS ENDED
                                                            YEAR ENDED MAY 31,              DECEMBER 31,
                                                      -------------------------------  -----------------------
                                                        1996       1997       1998         1997        1998
                                                      ---------  ---------  ---------  ------------  ---------
                                                                                       (UNAUDITED)
Membership dues.....................................  $  35,800  $  45,916  $  66,878   $   34,987   $  59,105
Initiation Fees.....................................      1,849      3,308      4,408        2,423       3,374
Other club revenues.................................      3,147      4,940      8,433        4,080       7,485
                                                      ---------  ---------  ---------  ------------  ---------
                                                      $  40,796  $  54,164  $  79,719   $   41,490   $  69,964
                                                      ---------  ---------  ---------  ------------  ---------
                                                      ---------  ---------  ---------  ------------  ---------

12. CORPORATE INCOME TAXES:

    The (benefit) provision for income taxes for the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998 consists of the following:

                                                                                            MAY 31, 1996
                                                                                  ---------------------------------
                                                                                                STATE
                                                                                   FEDERAL    AND LOCAL     TOTAL
                                                                                  ---------  -----------  ---------
Current.........................................................................  $   1,256   $     911   $   2,167
Deferred........................................................................       (964)       (575)     (1,539)
                                                                                  ---------  -----------  ---------
                                                                                  $     292   $     336   $     628
                                                                                  ---------  -----------  ---------
                                                                                  ---------  -----------  ---------

                                                                                            MAY 31, 1997
                                                                                  ---------------------------------
                                                                                                STATE
                                                                                   FEDERAL    AND LOCAL     TOTAL
                                                                                  ---------  -----------  ---------
Current.........................................................................  $   1,053   $     762   $   1,815
Deferred........................................................................     (1,226)       (832)     (2,058)
                                                                                  ---------  -----------  ---------
                                                                                  $    (173)  $     (70)  $    (243)
                                                                                  ---------  -----------  ---------
                                                                                  ---------  -----------  ---------








                                                                                            MAY 31, 1998
                                                                                  ---------------------------------
                                                                                                STATE
                                                                                   FEDERAL    AND LOCAL     TOTAL
                                                                                  ---------  -----------  ---------
Current.........................................................................  $   1,383   $     935   $   2,318
Deferred........................................................................       (751)       (436)     (1,187)
                                                                                  ---------  -----------  ---------
                                                                                  ---------  -----------  ---------
                                                                                  $     632   $     499   $   1,131
                                                                                  ---------  -----------  ---------
                                                                                  ---------  -----------  ---------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

12. CORPORATE INCOME TAXES: (CONTINUED)

                                                                                          DECEMBER 31, 1998
                                                                                  ---------------------------------
                                                                                                STATE
                                                                                   FEDERAL    AND LOCAL     TOTAL
                                                                                  ---------  -----------  ---------
Current.........................................................................  $     588         425   $   1,012
Deferred........................................................................       (952)       (460)     (1,411)
                                                                                  ---------  -----------  ---------
                                                                                  $    (364)  $     (35)  $    (399)
                                                                                  ---------  -----------  ---------
                                                                                  ---------  -----------  ---------

    The components of the net deferred tax asset as of May 31, 1997, 1998 and December 31, 1998 are summarized below:

                                                                                     MAY 31,          DECEMBER 31,
                                                                               --------------------  --------------
                                                                                 1997       1998          1998
                                                                               ---------  ---------  --------------
Deferred tax assets:
  Deferred lease liabilities.................................................  $   2,966  $   4,106    $    4,750
  Compensation expense incurred in connection with stock options.............      1,846      2,445         2,611
  Fixed assets and intangible assets.........................................      1,153        358         1,176
  State net operating loss carry-forwards....................................        100        214           286
  Deferred revenue...........................................................      1,835      2,349         2,964
  Other......................................................................         33         56           162
                                                                               ---------  ---------       -------
                                                                                   7,933      9,528        11,949
                                                                               ---------  ---------       -------
Deferred tax liabilities:
  Accrued expenses...........................................................       (153)      (150)         (149)
  Deferred costs.............................................................     (1,624)    (2,035)       (2,946)
                                                                               ---------  ---------       -------
                                                                                  (1,777)    (2,185)       (3,095)
                                                                               ---------  ---------       -------
    Net deferred tax asset, prior to valuation allowance.....................      6,156      7,343         8,854
Valuation allowance..........................................................       (184)      (184)         (284)
                                                                               ---------  ---------       -------
    Net deferred tax asset...................................................  $   5,972  $   7,159    $    8,570
                                                                               ---------  ---------       -------
                                                                               ---------  ---------       -------

    As of December 31, 1998, the Company has state net operating loss carry-forwards of approximately $2,900. Such amounts expire between December 31, 1999 and December 31, 2005.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      ALL FIGURES $'000, EXCEPT SHARE DATA

12. CORPORATE INCOME TAXES: (CONTINUED)
    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income (loss) before provision (benefit) for corporate income taxes:

                                                                                      YEAR ENDED MAY 31,
                                                                             -------------------------------------
                                                                                1996         1997         1998
                                                                                -----        -----        -----
Federal statutory tax rate.................................................          34%         (34)%         34%
State and local income taxes, net of federal tax benefit, Change of
  valuation allowance and tax rates........................................          19          (14)          15
Adjustment of prior year's tax refund......................................          --           25           --
Non-taxable interest income................................................          --           --           --
Other......................................................................          --            2            1
                                                                                     --           --           --
                                                                                     53%         (21)%         50%
                                                                                     --           --           --
                                                                                     --           --           --

                                                                               SEVEN MONTHS
                                                                                   ENDED
                                                                               DECEMBER 31,
                                                                             -----------------
                                                                                   1998
                                                                             -----------------
Federal statutory tax rate.................................................            (34)%
State and local income taxes, net of federal tax benefit, Change of
  valuation allowance and tax rates........................................              1
Adjustment of prior year's tax refund......................................             --
Non-taxable interest income................................................            (11)
Other......................................................................              2
                                                                                        --
                                                                                       (42)%
                                                                                        --
                                                                                        --

13. CONTINGENCIES:

    A claim had been filed against the Company related to alleged copyright infringement from the unauthorized use of photographs in advertisements. The case was brought originally in federal Court in June 1996 and was dismissed in February 1998 because the plaintiffs had not registered copyrights to the photographs. A further claim was filed in New York State Supreme Court in April 1998 and was dismissed in December 1998.

    The Company is a party to various other lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

14. EMPLOYEE BENEFIT PLAN:

    The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan provides for the Company to make discretionary contributions; however, the Company elected not to make contributions for the years ended May 31, 1996, 1997, 1998 and the seven months ended December 31, 1998.

15. EXTRAORDINARY ITEM:

    During the year ended May 31, 1998, the Company completed a $85,000 financing. As part of this financing, an existing term loan, a line of credit and a subordinated note were repaid. Accordingly, previously capitalized fees and expenses relating to obtaining such financing of $1,406 were written off, net of taxes of $624.

16. SUBSEQUENT EVENT:

    Subsequent to December 31, 1998, the Company acquired two fitness clubs. These acquisitions will be accounted for in accordance with the purchase method. The aggregate purchase price totaled $1,709 which included $1,000 payable at closing and the issuance of notes payable totaling $709.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

                                          New York, New York
                                          February 16, 1999

To the Board of Directors and Stockholders of Town Sports International, Inc.:

    Our audits on the consolidated financial statements referred to in our report dated February 16, 1999 appearing in this Form 10-K on page F-1 also included in an audit of the financial statement schedule which appears on page F-27 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therin when read in conjunction with the related consolidated financial statements.

                                          PRICEWATERHOUSECOOPERS LLP

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

    For each of the years ended May 31, 1996, 1997, 1998 and the seven month period ended December 31, 1998.

                                                    COL. B                 COL. C                               COL. E
                                                 -------------  ----------------------------                 -------------
                                                  BALANCE AT    CHARGED TO     CHARGED TO        COL. D       BALANCE AT
                                                   BEGINNING     COSTS AND        OTHER       -------------       END
DESCRIPTION                                         OF YEAR      EXPENSES       ACCOUNTS       DEDUCTIONS       OF YEAR
-----------------------------------------------  -------------  -----------  ---------------  -------------  -------------
Deferred tax asset valuation allowance:........    $     284                                                   $     284
1996...........................................
1997...........................................          284                                    $    (100)(1)         184
The year ended May 31, 1998....................          184                                                         184
The seven months ended December 31, 1998.......          184     $   100(2)                                          284

------------------------

(1) Reduction of valuation allowance from the utilization of state net operating loss carryfowards which were no longer required.

(2) Increase in valuation allowance required for state net operating loss carryforwards.