Form 10-Q
period 1999-03-31
TOWN SPORTS INTERNATIONAL INC
filed 1999-05-10
CIK 1029787

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ________________ to
________________________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,014,023.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)                        PAGE

          a)  Condensed Consolidated Balance Sheets
              as of December 31, 1998 and March 31, 1999.                1

          b)  Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1998
              and 1999.                                                  2

          c)  Condensed Consolidated Statements of Cash Flow
              for the three months ended March 31, 1998 and 1999.        3

          d)  Notes to Condensed Consolidated Financial Statements       4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        5

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          9

     Item 2.  Changes in Securities                                      9

     Item 3.  Defaults upon Senior Securities                            9

     Item 4.  Submission of Matters to a Vote of Security Holders        9

     Item 5.  Other Information                                          9

     Item 6.  Exhibits and Reports on Form 8-K                           9

SIGNATURES                                                               9

Exhibit Index                                                           10

                TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and March 31, 1999
                      All figures $'000, except share data

                                                                        December 31    March 31
                                                                        -----------    --------
                                ASSETS:                                    1998          1999
                                                                           ----          ----
                                                                       (Unaudited)    (Unaudited)

Current assets:
  Cash and cash equivalents                                              $19,154         16,817
  Accounts receivable                                                        628          1,015
  Inventory                                                                1,253          1,155
  Prepaid expenses and other current assets                                1,205          1,441
              Total current assets                                      --------        -------
                                                                          22,240         20,428
                                                                        --------        -------
Fixed assets, net of accumulated depreciation of $22,656 and
  $25,734 at December 31, 1998  and March 31, 1999, respectively          81,426         92,393
Intangible assets, net of accumulated amortization of $6,028 and          37,064         36,816
  $7,586 at December 31, 1998  and March 31, 1999, respectively
Deferred tax asset                                                         8,570          9,272
Deferred membership costs                                                  7,005          8,113
Other assets                                                               1,111          1,205
                                                                        --------       --------
            Total assets                                                $157,416       $168,227
                                                                        ========       ========

            LIABILITIES and STOCKHOLDERS' DEFICIT:
Current liabilities:
  Current portion of long-term debt and capital lease obligations         $2,191         $2,324
  Accounts payable                                                         3,711          5,292
  Accrued expenses and corporate income taxes payable                      6,367         10,856
  Deferred revenue                                                         9,493         11,579
                                                                        --------        -------
            Total current liabilities                                     21,762         30,051
Long-term debt and capital lease obligations                              87,333         87,505
Deferred lease liabilities                                                10,791         11,724
Deferred revenue                                                           2,446          3,166
Other liabilities                                                            682            765
                                                                        --------        -------
            Total liabilities                                            123,014        133,211
                                                                        --------        -------

Redeemable senior preferred stock, $1.00 par value; liquidation value of  $40,488 and $41,702 at December 31, 1998 and
  March 31, 1999 respectively; authorized 100,000 shares,
  40,000 shares issued and outstanding at December 31, 1998
  and March 31, 1999                                                      36,735         38,034
                                                                        --------        -------
Stockholders' deficit:
  Series A preferred stock, $1.00 par value; at liquidation value;
   authorized 200,000 shares, 153,637 shares
   issued and outstanding at December 31, 1998 and March
   31, 1999                                                               20,351         21,064
  Series B preferred stock, $1.00 par value; at liquidation value;
   authorized 200,000 shares, 3,857 shares issued and
   outstanding at December 31, 1998, and March 31, 1999                      179            185
  Class A voting common stock, $0.001 par value; authorized
   2,500,000 shares, 1,015,714 issued and outstanding at
   December 31, 1998, and March 31, 1999                                       1              1
  Paid-in capital                                                          7,844          8,034
  Unearned compensation                                                   (2,546)        (2,546)
  Accumulated deficit                                                    (28,162)       (29,756)
                                                                        --------        -------
            Total stockholders' deficit                                   (2,333)        (3,018)
                                                                        --------        -------

            Total liabilities and stockholders' deficit                 $157,416        168,227
                                                                        ========       ========

          See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1998 and 1999
                                All figures $'000

                                                            Three months ended
                                                            ------------------
                                                                 March 31
                                                                 --------
                                                           1998          1999
                                                           ----          ----
                                                        (Unaudited)  (Unaudited)

Revenues:
  Club operations                                           $21,822    $35,548
  Management fees and other                                     731        591
                                                            -------    -------
                                                             22,553     36,139
                                                            -------    -------

Operating expenses:
  Payroll and related                                         8,822     13,790
  Club operating                                              6,958     12,532
  General and administrative                                  1,689      2,261
  Depreciation and amortization                               2,138      4,629
  Compensation expense in connection with stock options         184        190
                                                            -------    -------

                                                             19,791     33,402
                                                            -------    -------

           Operating income                                   2,762      2,737

Interest expense                                              2,268      2,168
Interest income                                                (499)      (250)
                                                            -------    -------

  Income before provision for corporate income taxes            993         819
Provision for corporate income taxes                            465         395
                                                            -------    -------
  Net Income                                                    528         424

Accreted dividends on preferred  stock                         (627)     (1,933)
                                                            -------    --------

           Net loss attributable to common stockholders        ($99)    ($1,509)
                                                            =======    ========

          See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
               For the three months ended March 31, 1998 and 1999
                      All figures $'000, except share data


                                                                         Three months ended
                                                                         ------------------
                                                                              March 31,
                                                                              ---------
                                                                        1998          1999
                                                                        ----          ----
                                                                    (Unaudited)    (Unaudited)

Cash flows from operating activities:
  Net income                                                              $528          $424
                                                                       -------      --------

  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                          2,138         4,629
  Compensation expense in connection with stock options                    184           190
  Noncash rental expense, net of noncash rental income                     715           933
  Share of net (income) loss in affiliated companies                        20           (47)
  Amortization of debt issuance costs                                      157           157
  Change in certain working capital components                           2,706         6,001
  Increase in deferred tax asset                                          (526)         (702)
  Increase in deferred membership costs                                   (452)       (1,108)
  Other                                                                      5            44
                                                                       -------      --------
         Total adjustments                                               4,947        10,097
                                                                       -------      --------

         Net cash provided by operating activities                       5,475        10,521
                                                                       -------      --------

Cash flows from investing activities:
  Capital expenditures, net of effects of acquired businesses           (5,730)      (11,371)
  Acquisition of businesses                                             (2,975)       (1,050)
  Intangible and other assets                                             (264)         (128)
  Landlord contributions                                                     -            87
                                                                       -------      --------
         Net cash used in investing activities                          (8,969)      (12,462)
                                                                       -------      --------

Cash Flows from Financing Activities:
  Repayments of borrowings                                                (712)         (396)
                                                                       -------      --------
         Net cash used in financing  activities                           (712)         (396)
                                                                       -------      --------

         Net decrease in cash and cash equivalents                      (4,206)       (2,337)

Cash and cash equivalents at beginning of period                        39,660        19,154
                                                                       -------      --------
  Cash and cash equivalents at end of period                           $35,454      ($16,817)
                                                                       =======      ========

Summary of the change in certain working capital components, net of effects of acquired businesses:
  Increase in accounts receivable                                      ($1,062)        ($387)
  Decrease in inventory                                                      8            98
  Increase in prepaid expenses and other current assets                 (1,611)         (189)
  Increase in accounts payable and accrued expenses                      4,111         3,673
  Increase in deferred revenue                                           1,260         2,806
                                                                       -------      ---------
    Net changes in working capital                                      $2,706        $6,001
                                                                       =======      =========

  Supplemental disclosures of cash flow information:

         Noncash investing activities:
          Acquisition of fixed assets included in accounts
           payable                                                       $482          $2,373

          See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND MARCH 31, 1999
                                   (Unaudited)
                                All figures $'000

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the quarter ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                           December 31,       March 31,
                                               1998             1999
                                               ----             ----

Series B 9 3/4% Senior Notes,
due 2004                                     $85,000          $85,000

Notes payable for acquired businesses          3,739            4,199

Capital lease obligations                        785              630
                                             -------          -------
                                              89,524           89,829

Less, Current portion due within
one year                                       2,191            2,324
                                             -------          -------

Long-term portion                            $87,333          $87,505
                                             =======          =======

The Company has a line of credit, with its principal bank for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were no outstanding borrowings against this line of credit as of March 31, 1999 and outstanding letters of credit issued totaled $2.0 million. The unutilized portion of the line of credit as of March 31, 1999, was $23.0 million. This line of credit expires on October 15, 2002.

The line of credit contains various covenants including interest coverage (as defined) and a leverage ratio as well as restrictions on the payment of dividends.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

INTRODUCTION

      The Company is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of March 31, 1999, the Company operated 74 clubs that collectively served approximately 184,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. The Company's target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income of approximately $50,000.

      The Company's goal is to develop the premier health club network in each of the major metropolitan regions it enters. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. In entering new regions, the Company develops these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of March 31, 1999, approximately half of the Company's members participated in a membership plan that allows unlimited access to all of the Company's clubs for a higher membership fee.

      The Company has executed this strategy successfully in the New York region through the network of clubs it operates under its NYSC brand name. The Company is the largest fitness club operator in Manhattan with 22 locations and operates a total of 59 clubs under the NYSC name within a defined radius of New York City. The Company is in the process of more fully developing clusters within a smaller radius surrounding Washington, DC under its WSC brand name and has begun establishing similar clusters surrounding Boston and Philadelphia under its BSC and PSC brand names, respectively. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

Results of Operations

      The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                              Three Months Ended
                                                                  March 31,

                                                             1998         1999
                                                             ----         ----

Revenue                                                     100.0%       100.0%
                                                           ------       ------

Operating expenses
   Payroll and related                                       39.1         38.2
   Club operating                                            30.9         34.6
   General and administrative                                 7.5          6.3
   Depreciation and amortization                              9.5         12.8
   Compensation expense in
     connection with stock options                            0.8          0.5
                                                           ------       ------

    Operating income                                         12.2          7.6

Interest expense                                             10.0          6.0
Interest income                                              (2.2)        (0.7)
                                                           ------       ------
  Income before provision
   for income tax                                             4.4          2.3
Provision for income tax                                      2.1          1.1
                                                           ------       ------

   Net income                                                 2.3          1.2

Accreted dividend on preferred
  stock                                                      (2.8)        (5.4)
                                                           ------       ------
   Net loss attributable
    to common stockholders                                   (0.5)%       (4.2)%
                                                           ------       ------

Three  Months  Ended March 31, 1999  Compared to Three  Months Ended March 31,
1998

      Revenues. Revenues increased approximately $13.6 million, or 60.2%, to $36.1 million during the quarter ended March 31, 1999 from $22.6 million in the quarter ended March 31, 1998. This increase resulted primarily from the continuing maturation of the 30 clubs opened or acquired during fiscal 1998 (approximately $9.7 million) and the six clubs opened or acquired in the first quarter of 1999 (approximately $700,000). In addition, revenues increased during the quarter by $3.2 million at the Company's mature clubs resulting from increased membership.

      Operating Expenses. Operating expenses increased $13.6 million, or 68.8%, to $33.4 million in the quarter ended March 31, 1999, from $19.8 million in the quarter ended March 31, 1998. The increase was primarily due to a 75.0% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 200 in the quarter ended March 31, 1999 from 114 in the quarter ended March 31, 1998, in addition to the following factors:

      Payroll and related increased by $5.0 million, or 56.3% to $13.8 million in the quarter ended March 31, 1999, from $8.8 million in the quarter ended March 31, 1998. This increase was attributable to the acquisition or opening of 30 clubs in 1998 and six clubs in the first quarter of 1999.

      Club operating increased by $5.6 million or 80.1% to $12.5 million in the quarter ended March 31, 1999, from $7.0 million in the quarter ended March 31, 1998. This increase is attributable to the acquisition or opening of 30 clubs in 1998 and six clubs in the first quarter of 1999.

      General and administrative increased by $600,000, or 33.9% to $2.3 million in the quarter ended March 31, 1999, from $1.7 million, in the quarter ended March 31, 1998. This increase is attributable to expenses associated with the Company's expansion, including the expansion of the Company's corporate office and upgrade of the Company's management information systems. In March 1999 the Company moved its membership billing processing center to a purpose-built location separated from its corporate office.

      Depreciation and amortization increased by $2.5 million, or 116.5% to $4.6 million in the quarter ended March 31, 1999, from $2.1 million in the quarter ended March 31, 1998. This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions or openings since the quarter ended March 31, 1998 and the increased fixed and intangible assets arising out of new club acquisitions and openings during the first quarter of 1999.

      Compensation expense in connection with stock options increased $6,000 or 3.3% to $190,000 for the quarter ended March 31, 1999 from $184,000 in the quarter ended March 31, 1998 and relates to preferred stock options.

      Interest Expense. Interest expense decreased $100,000 to $2.2 million during the quarter ended March 31, 1999, from $2.3 million in the quarter ended March 31, 1998. This decrease was primarily due to reduced borrowings attributable to operations as the Company capitalized interest in connection with various construction projects.

      Interest Income. Interest income decreased $249,000 to $250,000 during the quarter ended March 31, 1999 from $499,000 in the quarter ended March 31, 1998. The decreased level of interest income was primarily due to lower cash on hand as the Company invested in acquisitions and new club construction.

      Provision for Income Tax. The income tax provision for the quarter ended March 31, 1999 was $395,000 compared to a tax provision of $465,000 for the quarter ended March 31, 1998.

      Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $1.3 million to $1.9 million during the quarter ended March 31, 1999, from $600,000 in the quarter ended March 31, 1998. This increase is primarily a result of the accreted dividends on the redeemable senior preferred stock which was issued in November 1998.

Liquidity and Capital Resources

      Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

      Operating Activities. Net cash provided by operating activities for the quarter ended March 31, 1999 was $10.5 million compared to $5.5 million for the quarter ended March 31, 1998, an increase of $5.0 million. Clubs opened prior to 1998 contributed an increase in cash flow contribution of approximately $2.6 million. The balance of the increase is principally due to an increase in the working capital deficit of the Company. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (I) during the month services are rendered, or (ii) when paid-in-full, 12 months in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

      Investing Activities. The Company invested $11.4 million and $1.1 million in capital expenditures and business acquisitions, respectively during the quarter ended March 31, 1999. The Company currently estimates total capital expenditure and asset acquisition requirements for the remaining three quarters of 1999 to approximate $37 million, which includes $8.4 million that management intends to renovate and expand certain existing clubs, $4.1 million to maintain certain existing clubs and $1.5 million to further upgrade its management information systems.

      Financing Activities. The Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $25 million. The line of credit contains restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of March 31, 1999, the Company has approximately $23.0 million available under the line of credit, which matures in October 2002, and has no scheduled amortization requirements.

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

      As of March 31, 1999 the Company has spent approximately $300,000 in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $350,000 to complete phases two and three of the program.

      The Company requested documentation regarding Y2K compliance from all of its suppliers and service providers. As of March 31, 1999, the Company received confirmations from approximately 75% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance.

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

      The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the plan include the availability of resources, our ability to discover and correct the potential Y2K sensitive problems which could have a serious impact on specific facilities, and the ability of suppliers to bring their systems into Y2K compliance.

Forward-Looking Statements

Certain statements in this report on Form 10-Q of the Company for the three month period ended March 31, 1999 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

                                   TOWN SPORTS INTERNATIONAL, INC.
                                     (Registrant)


DATE:   May 10, 1999            BY:  /S/ RICHARD PYLE
                                   ----------------------
                                   Richard Pyle
                                   Chief Financial Officer
                                   (principal financial and accounting officer)


DATE:   May 10, 1999            BY:  /S/ MARK SMITH
                                   -----------------------
                                   Mark Smith
                                   Chief Executive Officer
                                   (principal executive officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

(27) Financial Data Schedule (to be filed electronically).