Form 10-Q
period 1999-06-30
TOWN SPORTS INTERNATIONAL INC
filed 1999-08-09
CIK 1029787

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ________________ to
      _________________________________________________________

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

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)                              PAGE

       a)  Condensed Consolidated Balance Sheets
           as of December 31, 1998 and June 30, 1999...................    1

       b)  Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 1998 and 1999...    2

       c)  Condensed Consolidated Statements of Cash Flow
           for the six months ended June 30, 1998 and 1999.............    3

       d)  Notes to Condensed Consolidated Financial Statements........    4

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................    5

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings..........................................   10

   Item 2.  Changes in Securities......................................   10

   Item 3.  Defaults upon Senior Securities............................   10

   Item 4.  Submission of Matters to a Vote of Security Holders........   10

   Item 5.  Other Information..........................................   10

   Item 6.  Exhibits and Reports on Form 8-K...........................   10

SIGNATURES.............................................................   11

Exhibit Index..........................................................   12

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1998 AND JUNE 30, 1999
                                ALL FIGURES $'000

                                                                                  DECEMBER 31    JUNE 30
                                                                                   ---------    ---------
                                                                                     1998         1999
                                                                                   ---------    ---------
                                                                                  (UNAUDITED)  (UNAUDITED)
                            ASSETS:

Current assets:
   Cash and cash equivalents                                                       $  19,154    $  40,828
   Accounts receivable                                                                   628          421
   Inventory                                                                           1,253        1,159
   Prepaid expenses and other current assets                                           1,205        1,330
                                                                                   ---------    ---------

         Total current assets                                                         22,240       43,738
                                                                                   ---------    ---------

Fixed assets, net of accumulated depreciation of $22,656 and
   $29,240 at December 31, 1998 and June 30, 1999, respectively                       81,426      105,014
Intangible assets, net of accumulated amortization of $6,028 and
   $9,239 at December 31, 1998 and June 30, 1999, respectively                        37,064       40,234
Deferred tax asset                                                                     8,570       10,268
Deferred membership costs                                                              7,005        8,840
Other assets                                                                           1,111        1,215
                                                                                   ---------    ---------

         Total assets                                                              $ 157,416    $ 209,309
                                                                                   =========    =========

         LIABILITIES and STOCKHOLDERS' DEFICIT:

Current liabilities:
   Current portion of long-term debt and capital lease obligations                 $   2,191    $   2,048
   Accounts payable                                                                    3,711        2,682
   Accrued expenses and corporate income taxes payable                                 6,367       11,094
   Deferred revenue                                                                    9,493       12,957
                                                                                   ---------    ---------

         Total current liabilities                                                    21,762       28,781

Long-term debt and capital lease obligations                                          87,333      128,061
Deferred lease liabilities                                                            10,791       12,489
Deferred revenue                                                                       2,446        3,172
Other liabilities                                                                        682        1,265
                                                                                   ---------    ---------

         Total liabilities                                                           123,014      173,768

Redeemable senior preferred stock, $1.00 par value; liquidation value of $40,488 and $42,931 at December 31, 1998 and June 30, 1999 respectively; authorized
   100,000 shares, 40,000 shares issued and outstanding at December 31, 1998
   and June 30, 1999                                                                  36,735       39,348
                                                                                   ---------    ---------

Stockholders' deficit:
   Series A preferred stock, $1.00 par value; at liquidation value; authorized
     200,000 shares, 153,637 shares issued
     and outstanding at December 31, 1998 and June 30, 1999                           20,351       21,784
   Series B preferred stock, $1.00 par value; at liquidation value;
     authorized 200,000 shares, 3,857 and 3,855 issued and
     outstanding at December 31, 1998, and June  30, 1999, respectively                  179          191
   Class A voting common stock, $0.001 par value; authorized
     2,500,000 shares; 1,015,714 and 1,014,023 issued and outstanding at
     December 31, 1998, and June 30, 1999,  respectively                                   1            1
   Paid-in capital                                                                     7,844        8,198
   Unearned compensation                                                              (2,546)      (2,076)
   Accumulated deficit                                                               (28,162)     (31,905)
                                                                                   ---------    ---------

         Total stockholders' deficit                                                  (2,333)      (3,807)
                                                                                   ---------    ---------

         Total liabilities and stockholders' deficit                               $ 157,416    $ 209,309
                                                                                   =========    =========

          See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                ALL FIGURES $'000

                                                              Three Months Ended               Six Months Ended
                                                              ------------------               ----------------

                                                                   June 30                         June 30
                                                                   -------                         -------

                                                             1998            1999            1998            1999
                                                           --------        --------        --------        --------
                                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues:

      Club operations                                      $ 25,544        $ 38,049        $ 47,366        $ 73,597

      Management fees and other                                 641             582           1,372           1,173
                                                           --------        --------        --------        --------
                                                             26,185          38,631          48,738          74,770
                                                           --------        --------        --------        --------

Operating expenses:

      Payroll and related                                    10,468          15,402          19,290          29,192

      Club operating                                          8,411          12,780          15,369          25,312

      General and administrative                              2,100           2,569           3,789           4,830

      Depreciation and amortization                           2,754           5,200           4,892           9,829

      Compensation expense in connection
      with options stock options                                917             659           1,101             849
                                                           --------        --------        --------        --------
                                                             24,650          36,610          44,441          70,012
                                                           --------        --------        --------        --------

        Operating Income                                      1,535           2,021           4,297           4,758

Interest expense                                              1,919           2,356           4,187           4,524

Interest income                                                (271)           (150)           (770)           (400)
                                                           --------        --------        --------        --------
      Income (loss) before provision (benefit)
      for corporate income taxes                               (113)           (185)            880             634

Provision (benefit) for corporate income taxes                  (64)            (76)            401             319
                                                           --------        --------        --------        --------
        Net (loss) income                                       (49)           (109)            479             315

Accreted dividends on preferred stock                          (622)         (1,955)         (1,249)         (3,888)
                                                           --------        --------        --------        --------

        Net loss attributable to common stockholders
                                                           $   (671)       $ (2,064)       $   (770)       $ (3,573)
                                                           ========        ========        ========        ========

          See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                 ALL FIGURES $'000

                                                                                    Six Months Ended
                                                                                    ----------------

                                                                                         June 30
                                                                                         -------

                                                                                    1998         1999
                                                                                  --------     --------
                                                                                 (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
   Net income                                                                     $    479     $    315
                                                                                  --------     --------

   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                 4,892        9,829
       Compensation expense in connection with stock options                         1,101          849
       Noncash rental expense, net of noncash rental income                          1,462        1,698
       Share of net income in affiliated companies                                     (31)        (168)
       Amortization of debt issuance costs                                             229          350
       Change in certain working capital components                                  1,361        8,749
       Increase in deferred tax asset                                                 (256)      (1,698)
       Increase in deferred membership costs                                          (984)      (1,835)
         Other                                                                          24           44
                                                                                  --------     --------

         Total adjustments                                                           7,798       17,818
                                                                                  --------     --------

         Net cash provided by operating activities                                   8,277       18,133
                                                                                  --------     --------

Cash flows from investing activities:
   Capital expenditures, net of effects of acquired businesses                     (11,769)     (29,565)
   Acquisition of businesses                                                       (22,642)      (2,025)
   Intangible and other assets                                                        (696)        (145)
   Landlord contributions                                                             --            586
                                                                                  --------     --------

         Net cash used in investing activities                                     (35,107)     (31,149)
                                                                                  --------     --------

Cash Flows from Financing Activities:
   Proceeds from borrowings, net of expenses of issuance                              --         35,778
   Repayments of borrowings                                                           (979)      (1,064)
   Repurchase of stock                                                                --            (24)
                                                                                  --------     --------

         Net cash (used in) provided by financing  activities                         (979)      34,690
                                                                                  --------     --------

         Net (decrease) increase in cash and cash equivalents                      (27,809)      21,674

Cash and cash equivalents at beginning of period                                    39,660       19,154
                                                                                  --------     --------

   Cash and cash equivalents at end of period                                     $ 11,851     $ 40,828
                                                                                  ========     ========
Summary of the change in certain working capital components, net of effects of acquired businesses:
   (Increase) decrease in accounts receivable                                     ($   146)    $    207
   (Increase) decrease in inventory                                                     (5)          94
   (Increase) decrease in prepaid expenses and other current assets                   (766)          43
   Increase in accounts payable and accrued expenses                                   107        4,215
   Increase in deferred revenue                                                      2,171        4,190
                                                                                  --------     --------

     Net changes in working capital                                               $  1,361     $  8,749
                                                                                  ========     ========

   Supplemental disclosures of cash flow information:

       Noncash investing activities:
         Acquisition of fixed assets included in accounts payable                 $  2,496     $  1,424


         Acquisition of equipment financed by sellers or lessors                  $  3,032     $  1,648

          See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998 AND JUNE 30, 1999

                                   (UNAUDITED)
                                ALL FIGURES $'000

1.       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-and six-month periods ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

2.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                       DECEMBER 31,     JUNE 30,
                                                          1998            1999
                                                        --------        --------
Series B 9 3/4% Senior Notes, due 2004                  $ 85,000        $125,000

Notes payable for acquired businesses                      3,739           3,748

Capital lease obligations                                    785           1,361
                                                        --------        --------
                                                          89,524         130,109
Less, Current portion due within
one year                                                   2,191           2,048
                                                        --------        --------

Long-term portion                                       $ 87,333        $128,061
                                                        ========        ========

In June 1999, the Company issued $40.0 million of Series B 9 3/4% Senior Notes at a price of 98.75%, providing $39.5 million of proceeds to the Company before expenses relating to the issuance. Expenses related to the issuance amounted to approximately $3.7 million.

The Company has a line of credit, with its principle bank for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were no outstanding borrowings against this line of credit as of June 30, 1999 and outstanding letters of credit issued totaled $1.8 million. The unutilized portion of the line of credit as of June 30, 1999, was $23.2 million. This line of credit expires on October 15, 2002.

The line of credit contains various covenants including interest coverage (as defined) and a leverage ratio as well as restrictions on the payment of dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of June 30, 1999, we operated 79 clubs that collectively served approximately 200,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target members' areas of both employment and residence. Our target member is college-educated, typically between the ages of 20 and 44 and earns an annual income of approximately $50,000.

         Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of June 30, 1999, approximately half of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

         We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Clubs ("NYSC") brand name. We are the largest fitness club operator in Manhattan with 24 locations and operate a total of 62 clubs under the NYSC name within a defined radius of New York City. We are in the process of more fully developing clusters within a smaller radius surrounding Washington, DC under our Washington Sports Clubs ("WSC") brand name and have begun establishing similar clusters surrounding Boston and Philadelphia under our Boston Sports Clubs ("BSC") and Philadelphia Sports Clubs ("PSC") brand names, respectively. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

         Our operating and selling expenses are comprised of both fixed and variable costs. The fixed costs include salary expense, rent, utilities, janitorial expenses and depreciation. Variable costs are primarily related to sales commissions, advertising and supplies. As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                       JUNE 30               JUNE 30
                                                                       -------               -------
                                                                   1998       1999       1998       1999
                                                                  ------     ------     ------     ------
Revenues:
      Club operations                                               97.6%      98.5%      97.2%      98.4%

      Management fees and other                                      2.4        1.5        2.8        1.6
                                                                  ------     ------     ------     ------
                                                                   100.0      100.0      100.0      100.0
                                                                  ------     ------     ------     ------
Operating expenses:
      Payroll and related                                           40.0       39.8       39.6       39.0
      Club operating                                                32.1       33.1       31.5       33.9
      General and administrative                                     8.0        6.7        7.8        6.5
      Depreciation and amortization                                 10.5       13.5       10.0       13.1
      Compensation expense in connection with stock options          3.5        1.7        2.3        1.1
                                                                  ------     ------     ------     ------
                                                                    94.1       94.8       91.2       93.6
                                                                  ------     ------     ------     ------

        Operating income                                             5.9        5.2        8.8        6.4

Interest expense                                                     7.3        6.1        8.6        6.1
Interest income                                                     (1.0)      (0.4)      (1.6)      (0.5)
                                                                  ------     ------     ------     ------
        Income (loss) before provision (benefit) for corporate
        income taxes                                                (0.4)      (0.5)       1.8        0.8

Provision (benefit) for corporate income taxes                      (0.2)      (0.2)       0.8        0.4
                                                                  ------     ------     ------     ------
        Net (loss) income                                           (0.2)      (0.3)       1.0        0.4

Accreted dividends on preferred  stock                              (2.4)      (5.0)      (2.6)      (5.2)
                                                                  ------     ------     ------     ------

        Net loss attributable to common stockholders                (2.6)%     (5.3)%     (1.6)%     (4.8)%
                                                                  ======     ======     ======     ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues increased approximately $12.4 million, or 47.5%, to $38.6 million during the quarter ended June 30, 1999 from $26.2 million in the quarter ended June 30, 1998. This increase resulted primarily from the continuing maturation of the 30 clubs opened or acquired during calendar 1998 (approximately $7.2 million) and the eleven clubs opened or acquired in the first six months of 1999 (approximately $2.0 million). In addition, revenues increased during the quarter at the clubs opened or acquired prior to calendar 1998 (approximately $3.6 million).

         Operating Expenses. Operating expenses increased $12.0 million, or 48.5%, to $36.6 million in the quarter ended June 30, 1999, from $24.7 million in the quarter ended June 30, 1998. The increase was primarily due to $10.3 million of direct expenses associated with clubs added in calendar 1998 and 1999.

         Payroll and related increased by $4.9 million, or 47.1% to $15.4 million in the quarter ended June 30, 1999, from $10.5 million in the quarter ended June 30, 1998. The increase was primarily due to the 57.0% increase in total months of club operations to 218 in the quarter ended June 30, 1999 from 139 in the quarter ended June 30, 1998 and the related increases in headcount.

         Club operating increased by $4.4 million or 51.9% to $12.8 million in the quarter ended June 30, 1999, from $8.4 million in the quarter ended June 30, 1998. The increase was primarily due to a 57.0% increase in total months of club operations to 218 in the quarter ended June 30, 1999 from 139 in the quarter ended June 30, 1998.

         General and administrative increased by $469,000, or 22.3% to $2.6 million in the quarter ended June 30, 1999, from $2.1 million, in the quarter ended June 30, 1998. This increase is attributable to expenses associated with our expansion, including the expansion of our corporate office, employee recruitment expenses and increases in voice and data communication expenses. In March 1999 we moved our membership billing processing center to a purpose-built location separate from our corporate office.

         Depreciation and amortization increased by $2.4 million, or 88.8% to $5.2 million in the quarter ended June 30, 1999, from $2.8 million in the quarter ended June 30, 1998. This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions or openings during the quarter ended June 30, 1998 and the increased fixed and intangible assets arising out of new club acquisitions and openings subsequent to June 30, 1998.

         Compensation expense in connection with stock options decreased $258,000 or 28.1% to $659,000 for the quarter ended June 30, 1999 from $917,000 in the quarter ended June 30, 1998. The decrease is principally due to less stock options vesting in the three months ended June 30, 1999 as compared to the same period in 1998.

         Interest Expense. Interest expense increased $437,000 to $2.4 million during the quarter ended June 30, 1999, from $1.9 million in the quarter ended June 30, 1998. This increase was primarily due to the $40 million Senior Note offering which was completed in June 1999.

         Interest Income. Interest income decreased $121,000 to $150,000 during the quarter ended June 30, 1999 from $271,000 in the quarter ended June 30, 1998. The decreased level of interest income was primarily due to lower cash on hand during the quarter as we invested in acquisitions and new club construction.

         Benefit for Income Tax. The income tax benefit for the quarter ended June 30, 1999 was $76,000 compared $64,000 for the quarter ended June 30, 1998.

         Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock increased $1.3 million to $2.0 million during the quarter ended June 30, 1999, from $622,000 in the quarter ended June 30, 1998. This increase is primarily a result of the accreted dividends on the $40.0 million redeemable senior preferred stock which was issued in November 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues increased approximately $26.0 million, or 53.4%, to $74.8 million during six months ended June 30, 1999 from $48.7 million for the six months ended June 30, 1998. This increase resulted primarily from the continuing maturation of the 30 clubs opened or acquired during calendar 1998 (approximately $16.8 million) and the eleven clubs opened or acquired in the first six months of 1999 (approximately $2.7 million). In addition, revenues increased during the quarter at the clubs opened or acquired prior to calendar 1998 (approximately $7.4 million).

         Operating Expenses. Operating expenses increased $25.6 million, or 57.5%, to $70.0 million in the six months ended June 30, 1999, from $44.4 million in the six months ended June 30, 1998. The increase was primarily due to $22.2 million of direct expenses associated with clubs added in calendar 1998 and 1999.

         Payroll and related increased by $9.9 million, or 51.3% to $29.2 million for the six months ended June 30, 1999, from $19.3 million for the six months ended June 30, 1998. The increase was primarily due to a 65.1% increase in total months of club operations to 417 for the six months ended June 30, 1999 from 253 for the six months ended June 30, 1998 and the related increase in headcount.

         Club operating increased by $9.9 million or 64.7% to $25.3 million for the six months ended June 30, 1999, from $15.4 million for the six months ended June 30, 1998. The increase was primarily due to a 65.1% increase in total months of club operations to 417 for the six months ended June 30, 1999 from 253 for the six months ended June 30, 1998.

         General and administrative increased by $1.0 million, or 27.5% to $4.8 million for the six months ended June 30, 1999, from $3.8 million, for the six months ended June 30, 1998. This increase is attributable to expenses associated with our expansion, including the expansion of our corporate office, employee recruitment expenses and increases in voice and data communication expenses. In March 1999 we moved our membership billing processing center to a purpose-built location separate from our corporate office.

         Depreciation and amortization increased by $4.9 million, or 100.9% to $9.8 million for the six months ended June 30, 1999, from $4.9 million for the six months ended June 30, 1998. This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions or openings during the six months ended June 30, 1998 and the increased fixed and intangible assets arising out of new club acquisitions and openings subsequent to June 30, 1998.

         Compensation expense in connection with stock options decreased $252,000 or 22.9% to $849,000 for the six months ended June 30, 1999 from $1.1 million for the six months ended June 30, 1998. This decrease is principally due to less options vesting in the six months ended June 30, 1998 compared to the same period in 1998.

         Interest Expense. Interest expense increased $337,000 to $4.5 million for the six months ended June 30, 1999, from $4.2 million for the six months ended June 30, 1998. This increase was primarily due to the $40 million Senior Note offering which was completed in June of 1999.

         Interest Income. Interest income decreased $370,000 to $400,000 for the six months ended June 30, 1999 from $770,000 for the six months ended June 30, 1998. The decreased level of interest income was primarily due to lower cash on hand during the period as we invested in acquisitions and new club construction.

         Provision for Income Tax. The income tax provision for the six months ended June 30, 1999 was $319,000 compared to a tax provision of $401,000 for the six months ended June 30, 1998.

         Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock increased $2.6 million to $3.9 million for the six months ended June 30, 1999, from $1.2 million for the six months ended June 30, 1998. This increase is primarily a result of the accreted dividends on the $40.0 million redeemable senior preferred stock which was issued in November 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

         OPERATING ACTIVITIES. Net cash provided by operating activities for the six months ended June 30, 1999 was $18.1 million compared to $8.3 million for the six months ended June 30, 1998, an increase of $9.8 million. Clubs opened prior to 1998 contributed an increase in cash flow contribution of approximately $10.3 million. Excluding cash and cash equivalents, we normally operate with a working capital deficit because we receive dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, 12 months in advance. As a result, we have no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, we record a deferred revenue liability. We believe that our working capital deficit is an important source of cash flow from operating activities that we believe will continue to grow as our membership revenues increase.

         INVESTING ACTIVITIES. We invested $29.6 million and $2.0 million in capital expenditures and business acquisitions, respectively, during the six months ended June 30, 1999. We currently estimate total capital expenditure and asset acquisition requirements for the remaining two quarters of 1999 to approximate $30.0 million, which includes $12.0 million for the renovation and expansion of certain existing clubs, $2.8 million to maintain certain existing clubs and $2.0 million to further upgrade our management information systems.

         FINANCING ACTIVITIES. In June of 1998 we completed a placement of an additional $40.0 million of Senior Notes issued at a price of 98.75% providing $39.5 million of cash proceeds before expenses related to the issuance. Expenses related to the issuance amounted to approximately $3.7 million.

         We have a line of credit with our principal bank for direct borrowings and letters of credit of up to $25 million. The line of credit contains restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of June 30, 1999, we have approximately $23.2 million available under the line of credit, which matures in October 2002, and has no scheduled amortization requirements.

YEAR 2000 COMPLIANCE

         We have implemented a three phase program to identify and resolve Year 2000 ("Y2K") issues related to the integrity and reliability of our computerized information systems, computer systems embedded in the machinery and equipment used in our operations, as well as third party or in-house developed software. Phase one of our program involved an assessment of Y2K compliance and has been completed. In phase two of the program, we are modifying, or replacing, and testing all non-Y2K compliant hardware systems. Completion of Phase two is expected by October 1999. Phase three of the program involves upgrades, or replacement, and testing all non-Y2K compliant software and is also expected to be completed by October 1999.

         As of June 30, 1999 we have spent approximately $300,000 in addition to our normal internal information technology costs in connection with our Y2K program. We expect to incur additional costs of $350,000 to complete phases two and three of the program.

         We requested documentation regarding Y2K compliance from all of our suppliers and service providers. As of June 30, 1999, we received confirmations from approximately 80% indicating that they are, or will be, Y2K compliant. We expect to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance.

         Among other things, our operations depend on the availability of utility services, principally electricity and reliable performance by telecommunication services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance could have a significant adverse impact on our financial results depending on the length and severity of the disruption.

         We have completed contingency plans for approximately half of our principal operations and expect to complete the remainder of the contingency plans by October 1999. The purpose of these contingency plans is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

         The estimates and conclusions herein contain forward-looking statements and are based on our best estimates of future events. Risks to completing the plan include the availability of resources, our ability to discover and correct the potential Y2K sensitive problems which could have a serious impact on specific facilities, and the ability of suppliers to bring their systems into Y2K compliance.

FORWARD-LOOKING STATEMENTS

         Certain statements in this report on Form 10-Q of the Company for the three month and six month periods ended June 30, 1999 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside our control, including the level of market demand for our services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, we do not intend to update this information to reflect development or information obtained after the date hereof and disclaim any legal obligation to the contrary.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(3.4) Certificate of Amendment of the Certificate of Incorporation, dated April 9, 1999.
(27.1)   Financial Data Schedule.

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TOWN SPORTS INTERNATIONAL, INC.
                                                  (Registrant)


DATE: August 9, 1999                       BY: /s/ RICHARD PYLE
                                               --------------------
                                               Richard Pyle
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)


DATE: August 9, 1999                       BY: /s/ MARK SMITH
                                               --------------------
                                               Mark Smith
                                               Chief Executive Officer
                                               (principal executive officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

(3.4) Certificate of Amendment of the Certificate of Incorporation, dated April 9, 1999.

(27.1)   Financial Data Schedule (to be filed electronically).