Form 10-Q
period 1999-09-30
TOWN SPORTS INTERNATIONAL INC
filed 1999-11-09
CIK 1029787

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                      Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ________________ to
     _________________________________________________________



                        COMMISSION FILE NUMBER 333-40907


                         TOWN SPORTS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



NEW YORK                                        13-2749906
(STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)



                               888 SEVENTH AVENUE
                            NEW YORK, NEW YORK 10106
                            TELEPHONE: (212) 246-6700

(ADDRESS, ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANTS' PRINCIPAL EXECUTIVE OFFICE.)





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


                                    FORM 10-Q


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX


PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

                                                                                                          PAGE

       a)  Condensed Consolidated Balance Sheets
           as of December 31, 1998 and September 30, 1999..............................................      1

       b)  Condensed Consolidated Statements of Operations
           for the three and nine months ended September 30, 1998 and 1999.............................      2

       c)  Condensed Consolidated Statements of Cash Flow
           for the nine months ended September 30, 1998 and 1999.......................................      3

       d)  Notes to Condensed Consolidated Financial Statements..........................................    4

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................................      5

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings..........................................................................     11

   Item 2.  Changes in Securities......................................................................     11

   Item 3.  Defaults upon Senior Securities............................................................     11

   Item 4.  Submission of Matters to a Vote of Security Holders........................................     11

   Item 5.  Other Information..........................................................................     11

   Item 6.  Exhibits and Reports on Form 8-K...........................................................     11

SIGNATURES.............................................................................................     12

Exhibit Index..........................................................................................     13


                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                                ALL FIGURES $'000


                                                                                  DECEMBER 31,        SEPTEMBER 30,
                                                                                  ----------           --------
                                                                                      1998               1999
                                                                                   --------            --------
                                                                                   (UNAUDITED)       (UNAUDITED)
                            ASSETS:

Current assets:
   Cash and cash equivalents                                                          $19,154          $33,621
   Accounts receivable                                                                    628            1,143
   Inventory                                                                            1,253              926
   Prepaid expenses and other current assets                                            1,205            1,426
                                                                                     --------         --------

         Total current assets                                                          22,240           37,116


Fixed assets, net of accumulated depreciation of $22,656 and
   $32,803 at December 31, 1998 and September 30, 1999, respectively                   81,426          114,321
Intangible assets, net of accumulated amortization of $6,028 and
   $11,121 at December 31, 1998 and September 30, 1999, respectively                   37,064           39,541
Deferred tax asset                                                                      8,570           10,967
Deferred membership costs                                                               7,005            9,637
Other assets                                                                            1,111            1,211
                                                                                     --------         --------

         Total assets                                                                $157,416         $212,793
                                                                                     --------         --------
                                                                                     --------         --------

         LIABILITIES and STOCKHOLDERS' DEFICIT:

Current liabilities:
   Current portion of long-term debt and capital lease obligations                     $2,191           $1,875
   Accounts payable                                                                     3,711            2,343
   Accrued expenses and corporate income taxes payable                                  6,367           11,687
   Deferred revenue                                                                     9,493           13,287
                                                                                     --------         --------

         Total current liabilities                                                     21,762           29,192

Long-term debt and capital lease obligations                                           87,333          128,966
Deferred lease liabilities                                                             10,791           13,172
Deferred revenue                                                                        2,446            3,432
Other liabilities                                                                         682            2,149
                                                                                     --------         --------

         Total liabilities                                                            123,014          176,911
                                                                                     --------         --------

Redeemable senior preferred stock, $1.00 par value; liquidation value of $40,488 and $44,248 at December 31, 1998 and September 30, 1999, respectively;
   authorized 100,000 shares, 40,000 shares issued and outstanding at December
   31, 1998 and September 30, 1999                                                     36,735           40,750
                                                                                     --------         --------

Stockholders' deficit:
   Series A preferred stock, $1.00 par value; at liquidation value; authorized
     200,000 shares, 153,637 shares issued
     and outstanding at December 31, 1998 and September 30, 1999                       20,351           22,563
   Series B preferred stock, $1.00 par value; at liquidation value;
     authorized 200,000 shares, 3,857 and 3,85.5 issued and
     outstanding at December 31, 1998, and September 30, 1999, respectively               179              198
   Class A voting common stock, $0.001 par value; authorized
     2,500,000 shares; 1,015,714 and 1,014,023 issued and outstanding at
     December 31, 1998, and September 30, 1999, respectively                                1                1
   Paid-in capital                                                                      7,844            8,386
   Unearned compensation                                                               (2,546)          (2,076)
   Accumulated deficit                                                                (28,162)         (33,940)
                                                                                     --------         --------

         Total stockholders' deficit                                                   (2,333)          (4,868)
                                                                                     --------         --------

         Total liabilities and stockholders' deficit                                 $157,416         $212,793
                                                                                     --------         --------
                                                                                     --------         --------


          See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

                                ALL FIGURES $'000



                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                               SEPTEMBER 30,                              SEPTEMBER 30,


                                                          1998               1999                    1998                1999
                                                          ----               ----                    ----                ----

                                                       (Unaudited)       (Unaudited)               (Unaudited)       (Unaudited)

Revenues:

      Club operations                                    $29,033            $41,161                $76,399              $114,758


      Management fees and other                              783                547                  2,155                 1,720
                                                      -----------        -----------            ------------        ------------

                                                          29,816             41,708                 78,554               116,478
                                                      -----------        -----------            ------------        ------------

Operating expenses:

      Payroll and related                                11,815             16,154                  31,105                45,346

      Club operating                                     10,000             13,690                  25,369                39,002

      General and administrative                          2,314              2,766                   6,103                 7,596

      Depreciation and amortization                       3,821              5,465                   8,713                15,294

      Compensation expense in connection
         with options stock options                         178                187                   1,279                 1,036
                                                      -----------        -----------            ------------        ------------


                                                         28,128             38,262                  72,569               108,274
                                                      -----------        -----------            ------------        ------------

        Operating Income                                  1,688              3,446                   5,985                 8,204

Interest expense                                          2,424              3,625                   6,611                 8,149

Interest income                                             (95)              (498)                   (865)                 (898)
                                                      -----------        -----------            ------------        ------------

      Income (loss) before provision (benefit) for
      corporate income taxes                               (641)               319                     239                   953

Provision (benefit) for corporate income taxes             (267)               165                     134                   484
                                                      -----------        -----------            ------------        ------------

        Net income (loss)                                  (374)               154                     105                   469

Accreted dividends on preferred stock                      (710)            (2,103)                 (1,959)               (5,991)
                                                      -----------        -----------            ------------        ------------


        Net loss attributable to common stockholders    ($1,084)           ($1,949)                ($1,854)              ($5,522)
                                                      ===========        ============           ============        ============


          See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

                                ALL FIGURES $'000


                                                                                         NINE MONTHS ENDED

                                                                                           SEPTEMBER 30,

                                                                                      1998             1999
                                                                                      ----             ----

                                                                                   (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
   Net income                                                                            $105             $469
                                                                                     --------         --------

   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                   8,713           15,294
        Compensation expense in connection with stock options                           1,279            1,036
        Noncash rental expense, net of noncash rental income                            2,030            2,381
        Share of net income in affiliated companies'                                     (116)            (240)
        Amortization of debt issuance costs                                               477              776
        Change in certain working capital components                                    6,098           10,404
        Increase in deferred tax asset                                                   (807)          (2,397)
        Increase in deferred membership costs                                          (1,971)          (2,632)
        Other                                                                              64              (27)
                                                                                     --------         --------

         Total adjustments                                                             15,767           24,595
                                                                                     --------         --------


         Net cash provided by operating activities                                     15,872           25,064
                                                                                     --------         --------

Cash flows from investing activities:
    Capital expenditures, net of effects of acquired businesses                       (20,981)         (42,461)
   Acquisition of businesses                                                          (39,417)          (2,732)
   Intangible and other assets                                                           (706)            (112)
   Landlord contributions                                                                  --              848
                                                                                     --------         --------

         Net cash used in investing activities                                        (61,104)         (44,457)
                                                                                     --------         --------

Cash Flows from Financing Activities:
   Proceeds from borrowings, net of expenses of issuance                               10,352           35,581
   Repayments of borrowings                                                            (1,947)          (1,697)
   Repurchase of stock                                                                    --               (24)
                                                                                     --------         --------

         Net cash provided by financing activities                                      8,405           33,860
                                                                                     --------         --------

         Net (decrease) increase in cash and cash equivalents                         (36,827)          14,467

Cash and cash equivalents at beginning of period                                       39,660           19,154
                                                                                     --------         --------

   Cash and cash equivalents at end of period                                          $2,833          $33,621
                                                                                     --------         --------
                                                                                     --------         --------


Summary of the change in certain working capital components, net of effects of acquired businesses:
   (Increase) decrease in accounts receivable                                           ($433)            $199
   (Increase) decrease in inventory                                                      (185)             327
   Decrease in prepaid expenses and other current assets                                   50               19
   Increase in accounts payable and accrued expenses                                    3,018            5,079
   Increase in deferred revenue                                                         3,648            4,780
                                                                                     --------         --------

     Net changes in working capital                                                    $6,098          $10,404
                                                                                     --------         --------
                                                                                     --------         --------


   Supplemental disclosures of cash flow information:

       Noncash investing activities:
         Acquisition of fixed assets included in accounts payable                      $1,394             $769



          Acquisition of equipment financed by sellers or lessors                      $4,287           $3,005




          See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999


                                   (UNAUDITED)
                                ALL FIGURES $'000


1.       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities & Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-and nine-month periods ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.


2.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS


                                                    DECEMBER 31,     SEPTEMBER 30,
                                                       1998             1999
                                                     --------         --------

Series B 9 3/4% Senior Notes, due 2004                $85,000         $125,000

Notes payable for acquired businesses                   3,739            4,098

Capital lease obligations                                 785            1,743
                                                     --------         --------

                                                       89,524          130,841
Less, Current portion due within
one year                                                2,191            1,875
                                                     --------         --------


Long-term portion                                     $87,333         $128,966
                                                     --------         --------
                                                     --------         --------

In June 1999, the Company issued $40.0 million of Series B 9 3/4% Senior Notes at a price of 98.75%, providing $39.5 million of proceeds to the Company before expenses relating to the issuance. Expenses related to the issuance amounted to approximately $3.9 million.

The Company has a line of credit, with its principle bank for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were no outstanding borrowings against this line of credit as of September 30, 1999 and outstanding letters of credit issued totaled $1.8 million. The unutilized portion of the line of credit as of September 30, 1999, was $23.2 million. This line of credit expires on October 15, 2002.

The line of credit contains various covenants including interest coverage (as defined) and a leverage ratio as well as restrictions on the payment of dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 1999, we operated 83 clubs that collectively served approximately 209,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target members' areas of both employment and residence. Our target member is college-educated, typically between the ages of 20 and 44 and earns an annual income of approximately $50,000.

         Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of September 30, 1999, approximately half of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

         We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Clubs ("NYSC") brand name. We are the largest fitness club operator in Manhattan with 26 locations and operate a total of 65 clubs under the NYSC name within a defined radius of New York City. We are in the process of more fully developing clusters within a smaller radius surrounding Washington, DC under our Washington Sports Clubs ("WSC") brand name and have begun establishing similar clusters surrounding Boston and Philadelphia under our Boston Sports Clubs ("BSC") and Philadelphia Sports Clubs ("PSC") brand names, respectively. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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



HISTORICAL CLUB GROWTH

         The following table sets forth our club growth during each of the quarters in 1998 and each of the three quarters ended September 30, 1999.



                                         1998                                        1999
                      ---------------------------------------      ------------------------------------
                       Q1      Q2(A)    Q3     Q4       TOTAL       Q1        Q2        Q3       TOTAL
                       --      -----    --     --       -----       --        --        ---      -----


Clubs at beginning
of period               40     43      56      66         40         69       74       79         69

Greenfield clubs         0      2       1       2          5          4        4        3         11

Acquired clubs           3     11       9       1         24          2        1        1          4

Relocated clubs          0      0       0       0          0         (1)       0        0         (1)
                       ---    ---     ---     ---         ---       -----     ---      ---        ----

Clubs at end of
period                  43     56      66      69         69         74       79       83         83
                        ==     ==      ==      ==         ==         ==       ==       ==         ==

Number of managed
clubs included at
end of period            5      4       4       4          4          4        4        4          4


(a) In addition, in the second quarter of 1998 we purchased a club we previously managed.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of revenue for the periods indicated:



                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     1998          1999            1998           1999
Revenues:

      Club operations                                                 97.4%         98.7%           97.3%          98.5%

      Management fees and other                                        2.6%          1.3%            2.7%           1.5%
                                                                   ----------    ----------     ------------   -----------

                                                                     100.0%        100.0%          100.0%         100.0%
                                                                   ----------    ----------     ------------   -----------
Operating expenses:

      Payroll and related                                             39.6%         38.8%           39.6%          38.9%

      Club operating                                                  33.5%         32.8%           32.3%          33.6%

      General and administrative                                       7.8%          6.6%            7.8%           6.5%

      Depreciation and amortization                                   12.8%         13.1%           11.1%          13.1%

      Compensation expense in connection with stock options            0.6%          0.4%            1.6%           0.9%
                                                                   ----------    ----------     ------------   -----------

                                                                      94.3%         91.7%           92.4%          93.0%
                                                                   ----------    ----------     ------------   -----------


        Operating income                                               5.7%          8.3%            7.6%           7.0%


Interest expense                                                       8.1%          8.7%            8.4%           7.0%

Interest income                                                       (0.3%)        (1.2%)          (1.1%)         (0.8%)
                                                                   ----------    ----------     ------------   -----------
        Income  (loss)  before  provision  (benefit) for corporate
income taxes                                                          (2.1%)         0.8%            0.3%           0.8%


Provision (benefit) for corporate income taxes                        (0.9%)         0.4%            0.2%           0.4%
                                                                   ----------    ----------     ------------   -----------

        Net income (loss)                                             (1.2%)         0.4%            0.1%           0.4%

Accreted dividends on preferred  stock                                (2.4%)        (5.0%)          (2.5%)         (5.1%)
                                                                   ----------    ----------     ------------   -----------


        Net loss attributable to common stockholders                  (3.6%)        (4.6%)          (2.4%)         (4.7%)
                                                                   ==========    ==========     ============   ===========


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998


         REVENUES. Revenues increased approximately $11.9 million, or 39.9%, to $41.7 million during the quarter ended September 30, 1999 from $29.8 million in the quarter ended September 30, 1998. This increase resulted primarily from the continuing maturation of the 30 clubs opened or acquired during calendar 1998 (approximately $5.0 million) and the fifteen clubs opened or acquired in the first nine months of 1999 (approximately $3.2 million). In addition, revenues increased 16.8% at the clubs opened or acquired prior to calendar 1998 (approximately $3.7 million).

         OPERATING EXPENSES. Operating expenses increased $10.1 million, or 36.0%, to $38.3 million in the quarter ended September 30, 1999, from $28.1 million in the quarter ended September 30, 1998. The increase was primarily due to $8.1 million expenses associated with clubs added in calendar 1998 and 1999.

         Payroll and related increased by $4.3 million, or 36.7% to $16.2 million in the quarter ended September 30, 1999, from $11.8 million in the quarter ended September 30, 1998. The increase was primarily due to the 34.9% increase in total months of club operations to 236 in the quarter ended September 30, 1999 from 175 in the quarter ended September 30, 1998 and the related increases in headcount.

         Club operating increased by $3.7 million or 36.9% to $13.7 million in the quarter ended September 30, 1999, from $10.0 million in the quarter ended September 30, 1998. The increase was primarily due to a 34.9% increase in total months of club operations to 236 in the quarter ended September 30, 1999 from 175 in the quarter ended September 30, 1998.

         General and administrative increased by $452,000, or19.5% to $2.8 million in the quarter ended September 30, 1999, from $2.3 million, in the quarter ended September 30, 1998. This increase is attributable to expenses associated with our expansion, including the expansion of our corporate office, employee recruitment expenses and increases in voice and data communication expenses. In March 1999 we moved our membership billing processing center to a purpose-built location separate from our corporate office.

         Depreciation and amortization increased by $1.6 million, or 43.0% to $5.5 million in the quarter ended September 30, 1999, from $3.8 million in the quarter ended September 30, 1998. This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions or openings during the quarter ended September 30, 1998 and the increased fixed and intangible assets arising out of new club acquisitions and openings subsequent to September 30, 1998.

         Compensation expense in connection with stock options increased $9,000 or 5.1% to $187,000 for the quarter ended September 30, 1999 from $178,000 in the quarter ended September 30, 1998.

         INTEREST EXPENSE. Interest expense increased $1.2 million to $3.6 million during the quarter ended September 30, 1999, from $2.4 million in the quarter ended September 30, 1998. This increase was primarily due to the $40 million Senior Note offering which was completed in June 1999.

         INTEREST INCOME. Interest income increased $403,000 to $498,000 during the quarter ended September 30, 1999 from $95,000 in the quarter ended September 30, 1998. The increased level of interest income was primarily due to higher cash on hand during the quarter.

         PROVISION (BENEFIT) FOR CORPORATE INCOME TAXES. The income tax provision for the quarter ended September 30, 1999 was $165,000 compared to an income tax benefit of $267,000 for the quarter September 30, 1998.

         ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on preferred stock increased $1.4 million to $2.1 million during the quarter ended September 30, 1999, from $710,000 in the quarter ended September 30, 1998. This increase is primarily a result of the accreted dividends on the $40.0 million redeemable senior preferred stock which was issued in November 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998


         REVENUES. Revenues increased approximately $37.9 million, or 48.3%, to $116.5 million during nine months ended September 30, 1999 from $78.6 million for the nine months ended September 30, 1998. This increase resulted primarily from the continuing maturation of the 30 clubs opened or acquired during calendar 1998 (approximately $21.8 million) and the fifteen clubs opened or acquired in the first nine months of 1999 (approximately $5.0 million). In addition, revenues increased 17.2% during the quarter at the clubs opened or acquired prior to calendar 1998 (approximately $11.1 million).

         OPERATING EXPENSES. Operating expenses increased $35.7 million, or 49.2%, to $108.3 million in the nine months ended September 30, 1999, from $72.6 million in the nine months ended September 30, 1998. The increase was primarily due to $30.3 million of expenses associated with clubs added in calendar 1998 and 1999.

         Payroll and related increased by $14.2 million, or 45.8% to $45.3 million for the nine months ended September 30, 1999, from $31.1 million for the nine months ended September 30, 1998. The increase was primarily due to a 52.6% increase in total months of club operations to 653 for the nine months ended September 30, 1999 from 428 for the nine months ended September 30, 1998 and the related increase in headcount.

         Club operating increased by $13.6 million or 53.7% to $39.0 million for the nine months ended September 30, 1999, from $25.4 million for the nine months ended September 30, 1998. The increase was primarily due to a 52.6% increase in total months of club operations to 653 for the nine months ended September 30, 1999 from 428 for the nine months ended September 30, 1998.

         General and administrative increased by $1.5 million, or 24.5% to $7.6 million for the nine months ended September 30, 1999, from $6.1 million, for the nine months ended September 30, 1998. This increase is attributable to expenses associated with our expansion, including the expansion of our corporate office, employee recruitment expenses and increases in voice and data communication expenses. In March 1999 we moved our membership billing processing center to a purpose-built location separate from our corporate office.

         Depreciation and amortization increased by $6.6 million, or 75.5% to $15.3 million for the nine months ended September 30, 1999, from $8.7 million for the nine months ended September 30, 1998. This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions or openings during the nine months ended September 30, 1998 and the increased fixed and intangible assets arising out of new club acquisitions and openings subsequent to September 30, 1998.

         Compensation expense in connection with stock options decreased $243,000 or 19.0% to $1.0 million for the nine months ended September 30, 1999 from $1.3 million for the nine months ended September 30, 1998. This decrease is principally due to less options vesting in the nine months ended September 30, 1998 compared to the same period in 1998.

         INTEREST EXPENSE. Interest expense increased $1.5 million to $8.1 million for the nine months ended September 30, 1999, from $6.6 million for the nine months ended September 30, 1998. This increase was primarily due to the $40 million Senior Note offering which was completed in June of 1999.

         INTEREST INCOME. Interest income increased $33,000 to $898,000 for the nine months ended September 30, 1999 from $865,000 for the nine months ended September 30, 1998.

         PROVISION FOR CORPORATE INCOME TAXES. The income tax provision for the nine months ended September 30, 1999 was $484,000 compared to a tax provision of $134,000 for the nine months ended September 30, 1998.

         ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on preferred stock increased $4.0 million to $6.0 million for the nine months ended September 30, 1999, from $2.0 million for the nine months ended September 30, 1998. This increase is primarily a result of the accreted dividends on the $40.0 million redeemable senior preferred stock which was issued in November 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

         OPERATING ACTIVITIES. Net cash provided by operating activities for the nine months ended September 30, 1999 was $25.1 million compared to $15.9 million for the nine months ended September 30, 1998, an increase of $9.2 million. Excluding cash and cash equivalents, we normally operate with a working capital deficit because we receive dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, 12 months in advance. As a result, we have no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, we record a deferred revenue liability. The increase in working capital deficit improved net cash provided by operating activities by $4.3 million for the nine months ended 1999 compared to that of the prior year. We believe that our working capital deficit is an important source of cash flow from operating activities that we believe will continue to grow as our membership revenues increase.

         INVESTING ACTIVITIES. We invested $42.5 million and $2.7 million in capital expenditures and business acquisitions, respectively, during the nine months ended September 30, 1999. We currently estimate total capital expenditure and asset acquisition requirements for the remaining quarter of 1999 to approximate $15.0 million.

         FINANCING ACTIVITIES. In June 1999 we completed a placement of an additional $40.0 million of Senior Notes issued at a price of 98.75% providing $39.5 million of cash proceeds before expenses related to the issuance. Expenses related to the issuance amounted to approximately $3.9 million.

         We have a line of credit with our principal bank for direct borrowings and letters of credit of up to $25.0 million. The line of credit contains restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of September 30, 1999, we have approximately $23.2 million available under the line of credit, which matures in October 2002, and has no scheduled amortization requirements.



YEAR 2000 COMPLIANCE

         Computer hardware and software systems were initially designed to represent a given year using two (2) digits. These systems, if left unaddressed, could potentially create systems failures and disruption of business operations through the incorrect representation of "00" as the year 1900. In response to the concern, TSI has assessed our readiness for the Year 2000 by focusing on three key areas:

         INTERNAL HARDWARE AND SOFTWARE - Networking equipment, server hardware and network operating systems, desktop computers, internal proprietary applications, and non-technology related systems.

         EXTERNAL VENDOR READINESS - Readiness of key vendors relative to key TSI business applications.

         OPERATIONAL CONTINGENCY PLANNING - Eventuality planning in event of system unavailability due to both internal and external influences such as utilities failure or telecommunication loss.

         We have implemented a multi-phase program to identify and resolve Year 2000 ("Y2K") issues related to the integrity and reliability of our computerized information systems, computer systems embedded in the machinery and equipment used in our operations, as well as third party or in-house developed software.

         Regarding internal hardware and software, we have developed a four (4) phase program to identify and resolve Y2K issues. Phase one of our program involved an assessment of Y2K compliance and has been completed. In phase two of the program, we are modifying, or replacing, and testing all non-Y2K compliant hardware systems. Phase two focused on all hardware, with emphasis on the desktop computers, servers and networking equipment. We currently anticipate the completion of phase two by November 30, 1999. Phase three of the program includes the replacement or upgrade of all non-compliant software. This process is 90% complete, and is expected to be entirely complete by mid-December, 1999. The only applications remaining to be tested are external productivity-based applications. In acquisitions of new systems, we purchased hardware and software that are certified to be Year 2000 compliant. Subsequent documentation and testing of the new systems have confirmed Year 2000 compliance and readiness. Phase four of the program includes final documentation and validation of all systems for Y2000 compliance. Included in this phase are key standard operating procedure and policies and procedures for support systems during the period of December 30, 1999 through January 15, 2000. Program completion is scheduled for the end of November 1999.

         External vendor readiness has been addressed via requested documentation regarding Y2K compliance from all of our suppliers and service providers. As of October 31, 1999, we received confirmations from approximately 95% indicating that they are, or will be, Y2K compliant. We expect to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance.

         Among other things, our operations depend on the availability of utility services, principally electricity and reliable performance by telecommunication services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance could have a significant adverse impact on our financial results depending on the length and severity of the disruption. We have completed contingency plans for approximately 80% of our principal operations and expect to complete the remainder of the contingency plans by the end of November 1999. The purpose of these contingency plans is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential services and to minimize the effect of such a disruption.

         As of September 30 1999 we have spent approximately $400,000 in addition to our normal internal information technology costs in connection with our Y2K program. We expect to incur additional costs of $250,000 to complete the remaining phases of the project.

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



 FORWARD-LOOKING STATEMENTS

         Certain statements in this report on Form 10-Q of the Company for the three month and nine month periods ended September 30, 1999 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside our control, including the level of market demand for our services, competitive pressures, the ability to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, we do not intend to update this information to reflect development or information obtained after the date hereof and disclaim any legal obligation to the contrary.

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

                                  TOWN SPORTS INTERNATIONAL, INC.
                                     (Registrant)


DATE: November 9, 1999            BY:  /S/ RICHARD PYLE
                                  --------------------
                                  Richard Pyle
                                  Chief Financial Officer
                                  (principal financial and accounting officer)


DATE: November 9, 1999            BY:  /S/ MARK SMITH
                                  --------------------
                                  Mark Smith
                                  Chief Executive Officer
                                  (principal executive officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

(27.1)    Financial Data Schedule (to be filed electronically).