Form 10-K405
period 1999-12-31
TOWN SPORTS INTERNATIONAL INC
filed 2000-03-16
CIK 1029787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT
   OF 1934
                         FOR THE TRANSITION PERIOD FROM

                       COMMISSION FILE NUMBER: 333-40907

                        TOWN SPORTS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   NEW YORK                                      13-2749906
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                               888 SEVENTH AVENUE
                            NEW YORK, NEW YORK 10106
                                 (212)-246-6700
               (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant: Not applicable

     As of March 16, 2000, there were 1,014,086 shares of Class A Common Stock of the Company outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits filed with the Registrant's Registration Statements on Form S-1 and Forms S-4 (File Nos. 333-61439, 333-40907 and 333-82607, as
amended) are incorporated by reference into Part III of this Report on Form
10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                               PAGE
----                                                               ----
                                PART I
 1.  Business....................................................    1
 2.  Properties..................................................    8
 3.  Legal Proceedings...........................................   11
 4.  Submission of Matters to a Vote of Security Holders.........   11
                               PART II
 5.  Market for Registrant's Common Stock and Related Shareholder
     Matters.....................................................   11
 6.  Selected Financial Data.....................................   12
 7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   14
7A.  Quantitative and Qualitative Disclosures About Market
     Risks.......................................................   22
 8.  Financial Statements and Supplementary Data.................   22
 9.  Changes in and Disagreements with Accountants on Accounting
     and Financial   Disclosure..................................   22
                               PART III
10.  Directors and Executive Officers of the Registrant..........   22
11.  Executive Compensation......................................   24
12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................   26
13.  Certain Relationships and Related Transactions..............   27
                               PART IV
14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.........................................................   30

                        TOWN SPORTS INTERNATIONAL, INC.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Town Sports International, Inc. (collectively with its subsidiaries, "Town Sports" or the "Company") is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 1999, the Company operated 86 clubs that collectively served approximately 213,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. The Company's target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income of $50,000.

     The Company's goal is to develop the premier health club network in each of the major metropolitan regions in which it operates. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. When entering new regions, the Company develops its clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 1999, approximately 47.3% of the Company's members participated in a membership plan that allows unlimited access to all of the Company's clubs for a higher membership fee.

     The Company has executed this strategy successfully in the New York region through the network of clubs it operates under its New York Sports Club ("NYSC") brand name. The Company is the largest fitness club operator in Manhattan with 27 locations and operates a total of 66 clubs under the NYSC name within a defined radius of New York City. The Company operates 11 clubs surrounding Washington, DC under its Washington Sports Club ("WSC") brand name and has begun establishing similar clusters surrounding Boston and Philadelphia under its Boston Sports Club ("BSC") and Philadelphia Sports Club ("PSC") brand names, respectively. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

     In 1998, the Company changed its fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications.

     The Company has experienced significant growth over the past several years through a combination of (i) acquiring existing, privately owned, single and multi-club businesses, and (ii) developing and opening "greenfield" club locations. From June 1, 1994 to December 31, 1999, the Company acquired 39 existing clubs, opened 26 greenfield clubs, and relocated two clubs to increase its total clubs under operation from 23 to 86. The Company has plans to acquire or open at least 20 more clubs prior to December 31, 2000. The Company has achieved revenue growth over the five year and seven month period ended December 31, 1999 at a compound annual rate of approximately 40.8% from $33.3 million for the year ended May 31, 1995 to $159.8 million for the year ended December 31, 1999. This growth has been driven not only by the addition of acquired and greenfield club locations, but also through comparable club revenue growth, which has ranged from 14.7% to 27.3% for the five year and seven month period ended December 31, 1999 and was 16.0% for the year ended December 31, 1999. Comparable club revenue growth has enabled the Company to increase revenue per weighted average club over the five year and seven month period ended December 31, 1999. Revenue per weighted average club (as defined in Selected Financial
Data) has risen from $1.8 million in fiscal 1995 to $2.1 million for the year ended December 31, 1999. Based on the Company's historical experience, a new club tends to achieve significant increases in revenues during its first three years of operation as it reaches maturity. Because clubs experience little incremental cost associated with such revenue increases, the Company realizes a greater proportionate increase in profitability. This operating leverage has allowed it to achieve EBITDA growth over the five year and seven month period ended December 31, 1999 at a compound annual rate of approximately 93.3% from $1.5 million for the year ended May 31, 1995 to $31.8 million for the year ended December 31, 1999.

     The Company's model club ranges in size from approximately 15,000 to 25,000 square feet and averages approximately 21,000 square feet. Clubs typically have an open space to accommodate cardiovascular and strength-training exercise, as well as special purpose rooms to accommodate aerobic class instruction and other exercise programs. Locker rooms generally include a sauna and steam room. Management seeks to provide a broad array of high quality exercise programs and equipment that is both popular and effective, while reinforcing the quality exercise experience the Company strives to make available to its members. While the Company does not generally build locations with amenities such as swimming pools or racquet and basketball courts, the Company does strive to establish at least one flagship club that has such amenities in each of its markets. Management believes that it is generally more economical to acquire clubs with such amenities than to develop them as greenfield clubs.

     Management engages in a detailed site analysis and selection process based upon information provided by the Company's proprietary development software to identify potential target areas for additional clubs based upon population demographics, traffic and commuting patterns, availability of sites and competitive market information. In addition to the Company's existing 86 clubs under operation and the 12 sites for which the Company has entered into lease commitments, management has identified approximately 100 target areas in which it may add clubs under the brand names NYSC, WSC, BSC or PSC. Management estimates that it will identify approximately 50 additional target areas in which it may add clubs under these brand names. Once the Company begins to approach saturation of these regions, management will explore expansion opportunities in contiguous regions along the East Coast and the Mid-Atlantic.

     The Company possesses an experienced management team, the top five executives of which have been working together at the Company since 1990. Management believes that it has the depth, experience and motivation to manage the Company's internal and external growth, and that the Company has put in place the infrastructure and systems to manage effectively the Company's planned expansion. Management believes that the presence of such infrastructure will enable the Company over time to leverage certain fixed cost aspects of overhead to realize increased EBITDA margins as the Company continues to expand its club base. This operating leverage has already helped the Company to increase its EBITDA margin by more than 105% to approximately 19.9% for the year ended December 31, 1999 compared to approximately 9.7% in fiscal 1997.

INDUSTRY OVERVIEW

     According to published industry sources, total fitness club industry revenues have increased at a compound annual rate of approximately 8.3% from $5.5 billion in 1991 to $9.6 billion in 1998. Over the same period of time, fitness club memberships have increased at a compound annual rate of 5.0% from
21.0 million to 29.5 million and have increased over 50% since 1987. These statistics imply that average revenue per member has grown at a compound annual rate of 3.2% for the industry since 1991. Membership and revenue growth have dramatically outpaced the growth of fitness clubs, which has grown at a compound annual rate of only 2.2% to approximately 14,100 in 1998 from approximately 12,150 in 1991. Management believes that fitness clubs, on average, have experienced significant excess capacity historically. Only more recently has the industry as a whole experienced the level of membership and revenue per club to realize the benefits of the inherent operating leverage in the industry.

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

     Across the industry, monthly membership dues have averaged between $54.00 and $58.00 per month for a single adult from 1994 through 1998. Around this average monthly fee, management believes the industry can be segregated into three tiers based upon price, service and quality: (i) an upper tier consisting of clubs with monthly membership dues averaging in excess of $80.00 per month;
(ii) a middle tier consisting of clubs with monthly membership dues averaging between $80.00 and $40.00 per month; and (ii) a lower tier consisting of clubs with monthly membership dues averaging less than $40.00 per month. The Company competes in the middle tier in terms of pricing and is positioned toward the upper end of this tier. Based upon the quality and service the Company provides its members, management believes that the Company provides an attractive value to its members at the monthly membership dues it charges.

     The fitness club industry is highly fragmented. In 1998, the ten largest operators accounted for less than 6.0% of total club ownership and approximately 18.0% of total industry revenues. In addition, approximately 65.0% of the total industry clubs are operated by single club operators. Based upon this data, management believes that considerable consolidation will occur in the industry.

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

     We maintain the following internet sites: www.nysc.com, www.bostonsportsclubs.com, www.philadelphiasportsclubs.com, www.washingtonsports.com and www.tsag.com, that provide information about club locations, program offerings and on-line promotions.

SALES

     Sales of new memberships are generally handled at the club level. The Company employs approximately 250 "in-club" membership consultants who are responsible for new membership sales. Each club generally has two full-time and one part-time membership consultants. These consultants report both to the general manager of the club as well as to one of the Company's ten area sales managers, who in turn report to the Company's Vice President Sales. Membership consultants' compensation consists of a base salary plus commission. Sales commissions range from $45.00 to $65.00 per new member enrolled. The Company provides additional incentive-based compensation in the form of bonuses contingent upon individual, club and Company-wide enrollment goals. Membership consultants must successfully complete a three-month, in-house training program through which they learn the Company's sales strategy. In making a sales presentation, membership consultants emphasize: (i) the proximity of its clubs to concentrated commercial and residential areas convenient to where target members live and work; (ii) the lack of a long-term obligation on the part of the enrollee; (iii) the price value relationship of a Town Sports membership; and (iv) access to value-added services. Management believes that providing employees with opportunities for career advancement is essential to the Company's ability to attract and retain qualified sales personnel. The Company also employs a full-time corporate sales manager whose sole responsibility is to solicit group memberships through senior level corporate contacts.

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

          The Passport Membership, priced from $67.00 to $83.00 per month, is the Company's highest priced membership and entitles members to use any Town Sports club at any time. This membership is held by approximately 47.3% of members.

          The Gold Membership, priced from $44.00 to $75.00 per month based on the market area of enrollment, enables members to use a specific club, or a group of specific clubs, at any time and any Town Sports club during off-peak times. This membership is held by over 51.5% of members.

          The Off-peak Membership, priced from $44.00 to $68.00 per month, is the least expensive membership, and allows members to use any Town Sports club only during off-peak times. This membership is held by approximately 1.2% of members.

     By clustering a group of clubs in a geographic area, the value of Company memberships is enhanced by the ability to offer Passport Memberships, which allow the member to use any Company club at any time. Approximately 47.3% of all members choose the Passport Membership option. Management believes the popularity of the Passport Membership results from the broader privileges and greater convenience this membership plan provides through the opportunity for members to access club facilities near to both their homes and offices. Management also believes that Passport Memberships will increase as a percentage of total memberships as the Company continues to build its clusters in the Washington, DC, Boston and Philadelphia regions. The Boston and Philadelphia regions, in particular, have not yet developed the critical mass to support substantial sales of Passport Memberships. The Company's clustering strategy also allows it to provide access to special facilities such as squash, tennis, basketball and racquetball courts and swimming pools through flagship locations strategically located in key target areas without offering such facilities in every location.

     In joining a club, a new member signs a membership agreement which obligates the member to pay a one-time initiation fee and monthly dues on an ongoing basis. For the year ended December 31, 1999, initiation fees averaged $105.50. Monthly Electronic Funds Transfer "EFT" membership dues averaged approximately $60.45 per month during that same period. The Company collects approximately 89.6% of all monthly membership dues through EFT. Substantially all other monthly membership dues are paid in advance. EFT members can generally cancel memberships at any time upon 30 days notice. Based upon detailed statistical studies of the membership base at the Company's mature clubs, however, the average length of the Company's memberships is approximately 24 months. The membership agreement calls for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. Management believes that its EFT program of monthly dues collection provides a predictable and stable cash flow for the Company, eliminates the traditional accounts receivable function, and minimizes bad-debt write-offs while providing a significant competitive advantage in terms of the sales process, dues collection, working capital management and membership retention. In addition, it enables the Company to increase its dues in an efficient and consistent manner. During the first week of each month, the Company receives the EFT dues for that month by wire transfers initiated by Checkfree Corporation. Discrepancies and insufficient funds incidents are researched and resolved by an in-house staff. For the year ended December 31, 1999, the Company experienced an average of uncollected EFT receivables of less than 1.0%.

     The Company's total EFT revenue has increased by $8.7 million per month from $2.4 million in May, 1995 to $11.1 million in December, 1999. While the Company strongly encourages monthly EFT memberships, approximately 10.4% of the Company's members (often corporate group members) purchase paid-in-full memberships for a one year term. Annually the Company raises its monthly dues by between 1% and 3%.

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

     The Company's facilities include state-of-the-art cardiovascular equipment, including Lifecycles, StairMasters, treadmills, and elliptical motion machines; strength equipment and free weights, including Cybex, Icarian, Nautilus and Hammer Strength equipment; group exercise and cycling studio(s); E-Zone and Cardio-Theater entertainment systems; locker rooms, including shower facilities, towel service, and other amenities such as saunas and steamrooms; babysitting, and a retail shop. Personal training services are offered at all locations and massage is offered at most clubs, each at an additional charge. Additional services and facilities such as physical therapy programs, swimming pools, basketball, tennis, racquetball and/or squash courts and climbing walls are available in flagship locations.

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

PROPRIETARY SOFTWARE AND INTELLECTUAL PROPERTY

     The Company uses information technology in virtually every area of the business, including business development, sales and marketing, staffing and other operational systems. The Company has begun a multi-year information technology project by which it has implemented, among other things: (i) the industry's first multi-site online contracting system designed to control membership pricing and streamline the creation, processing and management of the Company's sales contracts for new members; (ii) a sales compensation system; (iii) a system that automatically updates existing member records; (iv) extensive club site development databases; (v) a class exercise scheduling and payroll system; and
(vi) a personal training revenue tracking and payroll system, as part of a larger fitness programming project.

     The Company has registered, and is in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office, including NEW YORK SPORTS CLUBS, WASHINGTON SPORTS CLUBS, BOSTON SPORTS CLUBS, PHILADELPHIA SPORTS CLUBS, TSI, E2R and TOWN SPORTS INTERNATIONAL, INC.

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

EMPLOYEES

     At December 31, 1999, the Company had approximately 4,400 employees, of which approximately 1,700 were employed full-time. Approximately 200 employees were corporate personnel working in the Manhattan or the Washington, DC offices. The Company is not a party to any collective bargaining agreement with its employees. The Company has never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and considers its relations with its employees to be good. Management believes that it offers its employees benefits (including health, dental, disability, insurance and a 401(k) plan) which are superior to those generally offered by its competitors.

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

                           FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K of the Company for the year ended December 31, 1999 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 2.  PROPERTIES

                                                                                DATE OPENED OR
                                                                                  MANAGEMENT
LOCATION                                   ADDRESS                                  ASSUMED
--------                                   -------                              --------------
NEW YORK SPORTS CLUBS:
1.   Manhattan...........................  151 East 86th Street                 January, 1977
2.   Manhattan...........................  61 West 62nd Street                  July, 1983
3.   Manhattan...........................  614 Second Avenue                    July, 1986
4.   Manhattan...........................  380 Madison Avenue                   January, 1990
5.   Manhattan...........................  151 Reade Street                     January, 1990
6.   Manhattan...........................  1601 Broadway                        September, 1991
7.   Manhattan...........................  50 West 34th Street                  August, 1992
8.   Manhattan...........................  349 East 76th Street                 April, 1994
9.   Manhattan...........................  248 West 80th Street                 May, 1994
10.  Manhattan...........................  502 Park Avenue                      February, 1995
11.  Manhattan...........................  117 Seventh Avenue South             March, 1995
12.  Manhattan...........................  303 Park Avenue South                December, 1995
13.  Manhattan...........................  30 Wall Street                       May, 1996
14.  Manhattan...........................  1635 Third Avenue                    October, 1996
15.  Manhattan...........................  575 Lexington Avenue                 November, 1996
16.  Manhattan...........................  278 Eighth Avenue                    December, 1996
17.  Manhattan...........................  200 Madison Avenue                   February, 1997

                                                                                DATE OPENED OR
                                                                                  MANAGEMENT
LOCATION                                   ADDRESS                                  ASSUMED
--------                                   -------                              --------------
18.  Manhattan...........................  131 East 31st Street                 February, 1997
19.  Manhattan...........................  2162 Broadway                        November, 1997
20.  Manhattan...........................  633 Third Avenue                     April, 1998
21.  Manhattan...........................  1657 Broadway                        July, 1998
22.  Manhattan...........................  217 Broadway                         March, 1999
23.  Manhattan...........................  23 West 73rd Street                  April, 1999
24.  Manhattan...........................  34 West 14th Street                  July, 1999
25.  Manhattan...........................  503-511 Broadway                     July, 1999
26.  Manhattan...........................  1372 Broadway                        October, 1999
27.  Manhattan+..........................  300 West 125th Street                Opening 2000
28.  Manhattan+..........................  14 West 44th Street                  Opening 2000
29.  Manhattan+..........................  Battery Park City                    Opening 2000
30.  Brooklyn, NY........................  110 Boerum Place                     October, 1985
31... Brooklyn, NY........................ 1736 Shore Parkway                   June, 1998
32.  Queens, NY..........................  69-33 Austin Street, Forest Hills    April, 1997
33.  Queens, NY..........................  153-67 A Cross Island Parkway        June, 1998
34.  Staten Island, NY...................  300 West Service Road                June, 1998
35.  Great Neck, NY......................  15 Barstow Road                      July, 1989
36.  Scarsdale, NY.......................  696 White Plains Road                October, 1995
37.  Mamaroneck, NY......................  124 Palmer Avenue                    January, 1997
38.  White Plains, NY....................  1 North Broadway                     September, 1997
39.  Croton-on-Hudson, NY................  420 South Riverside Drive            January, 1998
40.  Nanuet, NY..........................  58 Demarest Mill Road                May, 1998
41.  Larchmont, NY.......................  15 Madison Avenue                    December, 1998
42.  East Meadow, NY.....................  625 Merrick Avenue                   January, 1999
43.  Commack, NY.........................  6136 Jericho Turnpike                January, 1999
44.  Oceanside, NY.......................  2909 Lincoln Avenue                  May, 1999
45.  Long Beach, NY......................  265 East Park Avenue                 July, 1999
46.  Syosset, NY*........................  49 Ira Road                          Opening 2000
47.  Garden City, NY+....................  833 Franklin Avenue                  Opening 2000
48.  Huntington, NY*.....................  350 New York Avenue                  Opening 2000
49.  Stamford, CT........................  6 Landmark Square                    December, 1997
50.  Stamford, CT........................  106 Commerce Road                    January, 1998
51.  Danbury, CT.........................  38 Mill Plain Road                   January, 1998
52.  Stamford, CT........................  1063 Hope Street                     November, 1998
53.  Norwalk, CT.........................  250 Westport Avenue                  March, 1999
54.  Greenwich, CT.......................  6 Liberty Way                        May, 1999
55.  East Brunswick, NJ..................  8 Cornwall Court                     January, 1990
56.  Princeton, NJ.......................  301 North Harrison Street            May, 1997
57.  Freehold, NJ........................  200 Daniels Way                      April, 1998
58.  Matawan, NJ.........................  163 Route 34                         April, 1998
59.  Old Bridge, NJ......................  Gaub Road and Route 516              April, 1998
60.  Marlboro, NJ........................  34 Route 9 North                     April, 1998
61.  Fort Lee, NJ........................  1355 15th Street                     June, 1998
62.  Ramsey, NJ..........................  1100 Route 17 North                  June, 1998
63.  Mahwah, NJ..........................  7 Leighton Place                     June, 1998

                                                                                DATE OPENED OR
                                                                                  MANAGEMENT
LOCATION                                   ADDRESS                                  ASSUMED
--------                                   -------                              --------------
64.  Parsippany, NJ......................  2651 Route 10                        August, 1998
65.  Springfield, NJ.....................  215 Morris Avenue                    August, 1998
66.  Colonia, NJ.........................  1250 Route 27                        August, 1998
67.  Franklin Park, NJ...................  3911 Route 27                        August, 1998
68.  Plainsboro, NJ......................  10 Schalks Crossing                  August, 1998
69.  Somerset, NJ........................  120 Cedar Grove Lane                 August, 1998
70.  Hoboken, NJ.........................  221 Washington Street                October, 1998
71.  West Caldwell, NJ...................  Bloomfield Avenue                    April, 1999
WASHINGTON SPORTS CLUBS:
72.  Washington, DC......................  214 D Street, S.E.                   January, 1980
73.  Washington, DC......................  1835 Connecticut Avenue, N.W.        January, 1990
74.  Washington, DC......................  1990 M Street, N.W.                  February, 1993
75.  Washington, DC......................  2251 Wisconsin Avenue, N.W.          May, 1994
76.  Washington, DC+.....................  1211 Connecticut Avenue              Opening 2000
77.  Bethesda, MD........................  4903 Elm Street                      May, 1994
78.  North Bethesda, MD..................  10400 Old Georgetown Road            June, 1998
79.  Germantown, MD......................  12623 Wisteria Drive                 July, 1998
80.  Centreville, VA.....................  Old Centreville Crossing             December, 1997
81.  Alexandria, VA......................  3654 King Street                     June, 1999
82.  Sterling, VA........................  21800 Town Center Plaza              October, 1999
83.  Fairfax, VA.........................  Lee Highway                          October, 1999
84.  Springfield, VA*....................  Old Keene Mill                       Opening 2000
BOSTON SPORTS CLUBS:
85.  Boston, MA..........................  561 Boylston Street                  November, 1991
86.  Allston, MA.........................  15 Gorham Street                     July, 1997
87.  Boston, MA..........................  1 Bulfinch Place                     August, 1998
88.  Framingham, MA......................  Sherwood Plaza, 124 Worcester Rd     September, 1998
89.  Weymouth, MA........................  553 Washington Street                May, 1999
90.  Boston, MA+.........................  201 Brookline Avenue                 Opening 2000
PHILADELPHIA SPORTS CLUBS:
91.  Philadelphia, PA....................  220 South 5th Street                 January, 1999
92.  Philadelphia, PA....................  2000 Hamilton Street                 July, 1999
93.  Chalfont, PA........................  One Highpoint Drive                  January, 2000
94.  Cherry Hill, NJ+....................  Route 70 and Kings Highway           Opening 2000
95.  Philadelphia, PA*...................  1735 Market Street                   Opening 2000
96.  Philadelphia, PA*...................  Rittenhouse Square                   Opening 2002
SWISS SPORTS CLUBS:
97.  Basel, Switzerland..................  St. Johanns-Vorstadt 41              August, 1987
98.  Zurich, Switzerland.................  Glarnischstrasse 35                  August, 1987

---------------
+ Under construction, club in "pre-sales."

* Signed leases for greenfield club development.

     In addition to the club locations listed above, the Company owns the 151 East 86th Street location, which houses a Company club and a retail tenant that generated approximately $525,000 of rental income for the Company during twelve months ended December 31, 1999. One of our clubs operates under a month to month lease; all other clubs occupy leased space pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years (ending December 31, 2004), only two of the Company's other club leases will expire without any renewal option.

     The Company leases approximately 50,000 square feet of office space in New York City, and 3,500 square feet of office space in Washington, DC, for administrative, accounting and general corporate purposes. The Company also leases warehouse and commercial space in Long Island City, New York, for storage purposes and for the operation of a centralized laundry facility for certain New York clubs.

     As of December 31, 1999, 82 of the existing clubs were wholly-owned by the Company and four were managed and/or partly-owned by the Company (the "Managed Clubs"). The Managed Clubs are operated by the Company, which acts as either general partner or managing agent, and are operated by the Company in the same manner as wholly owned clubs, subject to certain rights held by the Company's partners or the club owners, according to the applicable partnership or management agreements. As partner or manager, the Company receives a share of club cash flow, which varies from club to club, but is typically 40.0%. These amounts appear on the Company's operating statements as management fees and other. However, the gross revenue generated by the Managed Clubs (approximately $7.3 million per year) is not reflected in the financial statements, because the Managed Clubs are not consolidated. The Company acquired two Managed Clubs during fiscal 1995 and three Managed Clubs during fiscal 1998 which were originally party to management agreements with the Company. In the future, the Company may seek to acquire Managed Clubs, if such opportunities arise.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT CLUB AND MEMBERSHIP DATA)

     Set forth below are selected historical consolidated financial, other operating data and club and membership data of the Company as of the dates and for the periods presented. The selected historical consolidated statement of operations data for the years ended May 31, 1997, 1998, the seven months ended December 31, 1998 and the year ended December 31, 1999, and the selected historical consolidated balance sheet data as of May 31, 1998 and December 31, 1998 and 1999, were derived from the audited Consolidated Financial Statements of the Company, which are included herein. The selected historical consolidated statement of operations data for the seven months ended December 31, 1997, were derived from the unaudited consolidated financial statements of the Company which are included herein and the selected historical consolidated statements of operations data for the year ended December 31, 1998 and the selected historical consolidated balance sheet data as of December 31, 1997 were derived from the unaudited consolidated financial statements which are not included herein. The selected historical consolidated statement of operations data for the years ended May 31, 1995 and 1996 and the selected historical consolidated balance sheet data as of May 31, 1995, 1996 and 1997 were derived from the audited consolidated financial statements of the Company, which are not included herein. The information contained in this table and accompanying notes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.

                                                                   YEAR ENDED MAY 31,
                                                       ------------------------------------------
                                                        1995       1996        1997        1998
                                                       -------    -------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenues.............................................  $33,349    $43,755    $ 56,567    $ 82,350
Operating expenses:
  Payroll and related................................   16,105     18,626      23,321      33,309
  Club operating.....................................   11,740     14,542      18,044      25,858
  General and administrative.........................    3,321      3,562       3,774       5,825
  Depreciation and amortization......................    2,168      2,929       4,219       7,736
  Compensation expense incurred in connection with
    stock options(1).................................      635      1,967       5,933       1,442
                                                       -------    -------    --------    --------
Operating income (loss)..............................     (620)     2,129       1,276       8,180
Interest expense, net of interest income.............      654        952       2,455       5,902
                                                       -------    -------    --------    --------
Income (loss) before provision (benefit) for income
  tax................................................   (1,274)     1,177      (1,179)      2,278
Provision (benefit) for income tax...................     (541)       628        (243)      1,131
Extraordinary item(2)................................       --         --          --        (782)
Cumulative effect of change in accounting
  policy(3)..........................................       --         --          --         (88)
                                                       -------    -------    --------    --------
Net income (loss)....................................     (733)       549        (936)        277
Accreted dividends on preferred stock................     (258)      (400)     (1,286)     (2,387)
Net Income (loss) attributable to common
  stockholders.......................................  $  (991)   $   149    $ (2,222)   $ (2,110)
                                                       =======    =======    ========    ========
OTHER DATA:
EBITDA(4)............................................  $ 1,548    $ 5,058    $  5,495    $ 15,916
EBITDA margin(4).....................................      4.6%      11.6%        9.7%       19.3%
Deferred lease expense...............................  $ 1,232    $ 1,277    $  1,620    $  2,671
Cash provided by (used in):
  Operating activities...............................    3,283      5,695      12,302      15,733
  Investing activities...............................   (7,674)    (5,487)    (13,571)    (36,040)
  Financing activities...............................  $ 4,244    $   144    $  2,809    $ 40,836

                                                                   YEAR ENDED MAY 31,
                                                       ------------------------------------------
                                                        1995       1996        1997        1998
                                                       -------    -------    --------    --------
CLUB AND MEMBERSHIP DATA:
New clubs opened(5)..................................        2          2           3           1
Clubs acquired(5)....................................       --          1           5          13
Wholly owned clubs operated at end of period(5)......       20         23          28          45
Total clubs operated at end of period(6).............       25         28          35          49
Members at end of period(7)..........................   48,300     54,800      78,600     125,100
Comparable club revenue increase(8)..................     14.7%      27.3%       17.7%       26.2%
Revenue per weighted average club (in
  thousands)(9)......................................  $ 1,794    $ 2,017    $  2,267    $  2,287

                                                       SEVEN MONTHS             YEAR ENDED
                                                    ENDED DECEMBER 31,         DECEMBER 31,
                                                   --------------------    --------------------
                                                     1997        1998        1998        1999
                                                   --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenues.........................................  $ 42,990    $ 71,662    $111,022    $159,779
Operating expenses:
  Payroll and related............................    17,621      28,001      43,689      62,412
  Club operating.................................    13,258      24,261      36,861      52,619
  General and administrative.....................     2,742       5,828       8,911      10,908
  Depreciation and amortization..................     3,944       8,818      12,610      20,935
  Compensation expense incurred in connection
     with stock options(1).......................       397         434       1,479       2,042
                                                   --------    --------    --------    --------
Operating income.................................     5,028       4,320       7,472      10,863
Interest expense, net of interest income.........     3,270       5,279       7,911      10,243
                                                   --------    --------    --------    --------
Income (loss) before provision (benefit) for
  income tax.....................................     1,758        (959)       (439)        620
Provision (benefit) for income tax...............       888        (399)       (156)        571
Extraordinary item(2)............................      (782)         --          --          --
Cumulative effect of change in accounting
  policy(3)......................................       (88)         --          --          --
                                                   --------    --------    --------    --------
Net income (loss)................................        --        (560)       (283)         49
Accreted dividends on preferred stock............    (1,485)     (2,146)     (3,048)     (7,880)
Net (loss) attributable to common stockholders...  $ (1,485)   $ (2,706)   $ (3,331)   $ (7,831)
                                                   ========    ========    ========    ========
OTHER DATA:
EBITDA(4)........................................  $  8,972    $ 13,138    $ 20,082    $ 31,798
EBITDA margin(4).................................      20.9%       18.3%       18.1%       19.9%
Deferred lease expense...........................  $  1,354    $  1,493    $  2,809    $  3,061
Cash provided by (used in):
  Operating activities...........................     7,193       7,393      15,933      29,496
  Investing activities...........................   (12,362)    (47,352)    (71,030)    (55,078)
  Financing activities...........................  $ 42,361    $ 36,116    $ 34,591    $ 33,553
CLUB AND MEMBERSHIP DATA:
New clubs opened(5)..............................        --           4           5          14
Clubs acquired(5)................................         5          16          25           4
Wholly owned clubs operated at end of
  period(5)......................................        35          65          65          82
Total clubs operated at end of period(6).........        40          69          69          86
Members at end of period(7)......................    99,900     178,700     178,700     203,059
Comparable club revenue increase(8)..............      24.1%       25.5%       17.3%       16.0%
Revenue per weighted average club
  (in thousands)(9)..............................  $  1,289    $  1,184    $  2,156    $  2,130

                                           AS OF MAY 31,                      AS OF DECEMBER 31,
                               --------------------------------------   ------------------------------
                                1995      1996      1997       1998       1997       1998       1999
                               -------   -------   -------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital (deficit)....  $(2,329)  $(4,048)  $(8,436)  $  5,898   $ 26,772   $    478   $ (1,015)
Total assets.................   27,274    34,805    52,923    111,977    104,948    157,416    215,678
Long-term debt, including
  current installments.......   10,430    10,453    41,071     88,289     89,368     89,524    132,202
Redeemable senior preferred
  stock......................       --        --        --         --         --     36,735     42,066
Stockholders' equity
  (accumulated deficit)......  $ 1,987   $ 5,474   $(6,951)  $ (5,107)  $ (6,342)  $ (2,333)  $ (5,597)

---------------
(1) Represents non-cash charges related to the vesting of certain stock options issued to management and the accretion of preferred dividends related to preferred stock underlying certain of such options.

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

(5) During fiscal 1995, the Company acquired two formerly managed clubs. During fiscal 1997, the Company opened or acquired six clubs and relocated one club upon the expiration of its lease. During fiscal 1998, the Company opened or acquired 14 clubs and acquired three formerly managed clubs. During calendar 1998, the Company acquired one formerly managed club. During 1999 the company relocated one club.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGE OF FINANCIAL REPORTING PERIOD

     In 1998 the Company changed its fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications. To aid comparative analysis, the Company has elected to present the results of operations for the years ended December 31, 1999 and December 31, 1998, unaudited and the seven month periods ended December 31, 1998, and December 31,

1997, unaudited, along with the previously reported results of operations for the years ended May 31, 1998, and May 31, 1997.

HISTORICAL CLUB GROWTH

                                                                           SEVEN
                                                                           MONTHS
                                             YEAR ENDED MAY 31,            ENDED         YEAR ENDED
                                        ----------------------------    DECEMBER 31,    DECEMBER 31,
                                        1995    1996    1997    1998        1998            1999
                                        ----    ----    ----    ----    ------------    ------------
Clubs at beginning of period..........   23      25      28      35          49              69
Greenfield clubs......................    2       2       3       1           4              14
Acquired clubs........................   --       1       5      13          16               4
Sold or relocated clubs...............   --      --      (1)     --          --              (1)
                                         --      --      --      --          --              --
Clubs at end of period................   25      28      35      49          69              86
                                         ==      ==      ==      ==          ==              ==
Number of managed clubs included at
  the end of period...................    5       5       7       4           4               4

INTRODUCTION

     The Company is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 1999, the Company operated 86 clubs that collectively served approximately 213,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. The Company's target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income in excess of $50,000.

     The Company's goal is to develop the premier health club network in each of the major metropolitan regions it enters. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. In entering new regions, the Company develops these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 1999, approximately half of the Company's members participated in a membership plan that allows unlimited access to all of the Company's clubs for a higher membership fee.

     The Company has executed this strategy successfully in the New York region through the network of clubs it operates under its NYSC brand name. The Company is the largest fitness club operator in Manhattan with 30 locations and operates a total of 66 clubs under the NYSC name within a defined radius of New York City. The Company is in the process of more fully developing clusters within a smaller radius surrounding Washington, DC under its WSC brand name and has begun establishing similar clusters surrounding Boston and Philadelphia under its BSC and PSC brand names, respectively. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

     During the last several years, the Company has increased revenues and EBITDA by expanding its club base in the New York, Washington, DC, Boston and Philadelphia. As a result of the Company's expanding club base and relatively fixed nature of the Company's operating costs, the Company's EBITDA has increased from $1.5 million in fiscal 1995 to $31.8 million for the year ended December 31, 1999, and EBITDA as a percentage of revenues has increased from 4.6% to 19.9% over the same period. Management expects the strong growth in revenues, and EBITDA to continue as the 60 clubs opened or acquired since the beginning of fiscal 1997 continue to mature. Based on the Company's historical experience, a new club tends to experience significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. The Company believes that the revenues, EBITDA (before corporate overhead) and operating income (before corporate overhead) of these 60 clubs will increase as they mature. As a result of the Company's accelerated expansion, however, management expects EBITDA and operating income margins to be negatively impacted in the near term, as further new clubs are added.

COMPARABLE CLUB REVENUE

     The Company defines comparable clubs as those clubs that were operated by the Company for the entire period of the period presented and that same period of the preceeding year. Under this definition, comparable clubs for twelve month periods are those clubs that were operated by the Company for at least 24 months. The Company's comparable club revenue increased 16.0%, 25.5%, 26.2% and 17.7%, for year ended December 31, 1999, the seven months ended December 31, 1998, and fiscal 1998 and 1997, respectively.

NET LOSSES

     The Company incurred a net loss of $283,000, $560,000, $936,000 and $733,000 for the year ended December 31, 1998, the seven months ended December 31, 1998, fiscal 1997 and fiscal 1995 respectively. Losses have resulted from a variety of costs, including, but not limited to, amortization of goodwill and debt financing costs resulting from the Company's acquisition strategy as well as compensation expense incurred in connection with the vesting of certain stock options held by management. Increased goodwill, amortization, depreciation and financing costs associated with future acquisitions and greenfield club openings will impact profitability and may result in net losses in the future.

RECENT DEVELOPMENTS

     From January 1, 2000 through March 15, 2000, the Company acquired one club, and closed one club which was at the end of its lease term. The aggregate purchase price of the acquired club totaled $4,190 which included a cash payment of $3,790 and the issuance of a note payable totaling $400. The members of the club that closed were transferred to a newly opened club nearby. In February 2000, the Company began a vitamin and supplement program for which it will sell vitamins and nutrition bars under the brand name E2R.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                           SEVEN
                                       YEAR ENDED       MONTHS ENDED       YEAR ENDED
                                        MAY 31,         DECEMBER 31,      DECEMBER 31,
                                     --------------    --------------    --------------
                                     1997     1998     1997     1998     1998     1999
                                     -----    -----    -----    -----    -----    -----
Revenue............................  100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Operating Expenses:
Payroll and related................   41.2     40.4     41.0     39.1     39.4     39.1
Club operating.....................   31.9     31.4     30.8     33.9     33.2     32.9
General and administrative.........    6.7      7.1      6.4      8.1      8.0      6.8
Depreciation and amortization......    7.5      9.4      9.2     12.3     11.4     13.1
Compensation expense incurred in
  connection with stock options....   10.5      1.8      0.9      0.6      1.3      1.3
                                     -----    -----    -----    -----    -----    -----
Operating income...................    2.2      9.9     11.7      6.0      6.7      6.8
Interest expense, net of interest
  income...........................    4.3      7.2      7.6      7.3      7.1      6.4
                                     -----    -----    -----    -----    -----    -----
Income (loss) before provision
  (benefit) for income tax.........   (2.1)     2.7      4.1     (1.3)    (0.4)     0.4
Provision (benefit) for income
  tax..............................   (0.4)     1.4      2.1     (0.5)    (0.1)     0.4
Extraordinary item.................     --     (0.9)    (1.8)      --       --       --
Cumulative effect of change in
  accounting Policy................     --     (0.1)    (0.2)      --       --       --
                                     -----    -----    -----    -----    -----    -----
Net income (loss)..................   (1.7)     0.3       --     (0.8)    (0.3)      --
Accreted dividend on preferred
  stock............................    2.2      2.9      3.4      3.0      2.7      4.9
                                     -----    -----    -----    -----    -----    -----
Net (loss) attributable to common
  stockholders.....................   (3.9)%   (2.6)%   (3.4)%   (3.8)%   (3.0)%   (4.9)%
                                     =====    =====    =====    =====    =====    =====

                    YEAR ENDED DECEMBER 31, 1999 COMPARED TO
                        THE YEAR ENDED DECEMBER 31, 1998

     REVENUES. Revenues increased $48.8 million or 43.9%, to $159.8 million during 1999 from $111.0 million in 1998. This increase resulted from the maturation of the ten clubs opened or acquired during 1997 (approximately $4.4 million), the 30 clubs opened or acquired in 1998 (approximately $25.6 million), and the 18 clubs opened or acquired in 1999 (approximately $9.4 million). In addition, revenues increased during 1999 due to revenue growth at the Company's mature clubs resulting from membership growth (approximately $9.4 million).

     OPERATING EXPENSES. Operating expenses increased $45.4 million, or 43.8% to $148.9 million in 1999, from $103.6 million in 1998. This increase was primarily due to a 45.8% increase in total months of club operations to 901 in 1999 from 618 in 1998, as highlighted by the following factors:

          Payroll and related increased by $18.7 million, or 42.9% to $62.4 million in 1999, from $43.7 million in 1998. This increase was primarily attributable to the acquisition or opening of 18 clubs in 1999 and a full year of operating the 30 clubs opened or acquired in 1998.

          Club operating increased by $15.8 million, or 42.7% to $52.6 million in 1999, from $36.9 million in 1998. This increase is primarily attributable to the acquisition or opening of 18 clubs in 1999 and the additional expenses attributable to operating the 30 clubs opened or acquired in 1998.

          General and administrative increased by $2.0 million, or 22.4% to $10.9 million in 1999, from $8.9 million in 1998. This increase is attributable to expenses associated with our expansion, including the expansion of our corporate office and staff. In March, 1999, our membership billing processing center was moved to a purpose-built location separate from our corporate office.

          Depreciation and amortization increased by $8.3 million, or 66.0% to $20.9 million in 1999, from $12.6 million in 1998. This increase is attributable to the increased fixed assets placed in service and intangible assets acquired arising out of acquisition or opening of new clubs.

          Compensation expense incurred in connection with stock options increased by $563,000, or 38.1% to $2.0 million in 1999, from $1.5 million in 1998. The increase in compensation expense is principally due to more stock options vesting in the year ended 1999 when compared to 1998.

     INTEREST EXPENSE, NET OF INTEREST INCOME. Interest expense, net of interest income, increased $2.3 million to $10.2 million in fiscal 1999 from $7.9 million in 1998, primarily as a result of increased indebtedness due to the $40.0 million of Senior Notes issued in June, 1999.

     PROVISION (BENEFIT) FOR INCOME TAX. Provision for income tax (benefit) changed by $727,000 to a provision of $571,000 in 1999 from a benefit of ($156,000) in 1998. In 1999, the Company's effective tax rate was increased principally due to non-deductible expenses, state minimum taxes and changes in state tax rates. With the exception of deferred tax assets of $284,000 related to certain state net operating loss carry-forwards which have been fully reserved for, the Company expects future taxable income to be sufficient to realize the $12.1 million of net deferred tax assets. Because the profitability of clubs improve with maturation; the company expects increases in profitability as the 48 clubs opened or acquired in 1998 and 1999 mature.

     ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the Preferred Stock increased $4.8 million to $7.9 million during 1999, from $3.0 million in 1998. This increase is due to the issuance of Redeemable Senior Preferred Stock in November, 1998.

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

          Compensation expense incurred in connection with stock options increased $37,000, or 9.3% to $434,000 in the seven months ended December 31, 1998, from $397,000 in the seven months ended December 31, 1997, as a result of a compounding feature in the calculation of dividends on the Preferred stock options.

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

     PROVISION (BENEFIT) FOR INCOME TAX. The income tax benefit for the seven months ended December 31, 1998 was ($399,000) compared to a tax expense of $888,000 for the seven months ended December 31, 1997. During the seven months ended December 31, 1998, the Company's effective tax rate was impacted by net operating losses incurred by certain clubs located in states where such losses could not currently be utilized and higher tax-exempt interest income.

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

          General and administrative increased by $2.0 million, or 54.3%, to $5.8 million in fiscal 1998, from $3.8 million in fiscal 1997. This increase is attributable to associated expenses as a result of the Company's expansion, such as the expansion of the Company's corporate office, the change in accounting policy to expense certain Organizational Costs in the period in which they are incurred rather than capitalizing them.

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

     PROVISION (BENEFIT) FOR INCOME TAX. The income tax provision for fiscal 1998 was $1.1 million compared to a tax benefit of ($243,000) for fiscal 1997. For fiscal 1998, the Company's effective tax rate was negatively impacted by high state and local tax rates combined with a tax rate change. In fiscal 1997, the income tax benefit was reduced by adjustments to expected tax refunds reduced in part by the reversal of a valuation allowance on state net operating losses carryforward, which was no longer needed.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain and renovate existing clubs.

     Operating Activities. Net cash provided by operating activities for the year ended December 31, 1999 was $29.5 million compared to $15.9 million during the year ended December 31, 1998. The increase in cash provided by operating activities was primarily due to improved performance by the Company's mature clubs offset by recently opened or acquired clubs which are immature and not yet operating at normal operating margins. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, the Company has no material accounts receivable. The Company also records a deferred revenue liability, because initiation fees are received at enrollment and are recognized over the estimated average term of membership. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

     Investing Activities. The Company invested $56.3 million and $70.5 million in capital expenditures and asset acquisitions during the year ended December 31, 1999 and 1998, respectively, primarily as a result of the Company's expansion efforts. The Company estimates that for the year ended December 31, 2000, it will invest an additional amount of approximately $66.0 million in capital expenditures and asset acquisitions, which includes $3.6 million that management intends to invest to renovate and expand certain existing clubs, $6.9 million to maintain certain existing clubs and $3.0 million to further upgrade its management information system. These expenditures will be funded by cash flow generated from operations, available cash and credit facilities.

     Financing Activities. In June, 1999, the Company issued $40.0 million Senior Notes thereby increasing the total Senior Notes outstanding to $125.0 million. These notes were issued at a price of 98.75%, providing the Company with $39,500 of proceeds before expenses related to the issuance. After payment of fees and expenses of $3.9 million, the Company received net proceeds of $35.6 million. Other cash flow financing activities during 1997, 1998 and 1999 include borrowings under the Credit Facility, the repayment of long-term debt, and the issuance of redeemable senior preferred stock "Senior Stock".

     As of December 31, 1999, the Company has approximately $23.3 million available under the current Credit Facility, which matures in October 2002, and has no scheduled amortization requirements. The Credit Facility was amended to allow for maximum borrowings of $25.0 million. Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of 2000, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2000. There can be no assurance that such financing will be available or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position and or materially adversely affect the Company's business, results of operations or financial condition. The Credit Facility accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income.

     In November 1998, the Company sold $40.0 million of Senior stock. After payment of fees and expenses of approximately $400,000 the Company received net proceeds of $39.6 million. The Senior stock is redeemable in November 2008, and carries a cumulative 12.0% annual dividend which is added to the liquidation value of such preferred shares, if not paid in cash, at the option of the Company.

     In October 1997, the Company issued $85.0 million Senior Notes and entered into the Credit Facility. After payment of fees and expenses of $3.3 million, the Company received net proceeds of $81.7 million, of which $41.5 million was used for the repayment of certain indebtedness. The Senior Notes contain restrictive covenants and restrict the payment of dividends. The Credit Facility notes contain restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collaterlized by all the assets of the Company.

  Effect of Recent Changes in Accounting Standards

     The Company believes future adoption of recently issued accounting standards will not have a material impact on the financial statements.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the three year and seven month period ended December 31, 1999.

YEAR 2000 COMPLIANCE

     Computer hardware and software systems were initially designed to represent a given year using two (2) digits. These systems, if left unaddressed, could potentially create systems failures and disruption of business operations through the incorrect representation of "00" as the year 1900. Among other things, our operations depend on the availability of utility services, principally electricity and reliable performace by telecommunication services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance could have a significant adverse impact on our financial results depending on the length and severity of the disruption.

     We have successfully completed a multi-phase program developed to identify and resolve Year 2000 ("Y2K") issues related to integrity and reliability of our computerized information systems, computer systems embedded in the machinery and equipment used in our operations, as well as third party or in-house developed software. We have not encountered any issues or interruptions to date in regards to Y2K.

     As of December 31, 1999 we have spent approximately $500,000 in addition to our normal internal information technology costs in connection with our Y2K program. We do not expect to incur additional costs in regards to the Y2K program.

     The estimates and conclusions herein contain forward-looking statements and are based on our best estimates of future events. Risks include the ability of suppliers to bring their systems into Y2K compliance.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K of the Company for the year ended December 31, 1999 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's financial statements and supplementary data are listed in the index appearing under item 14(a)(1) and 14(a)(2) .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and a brief account of the business experience of each person who is currently a director or executive officer of the Company.

NAME                                           AGE                       POSITION
----                                           ---                       --------
Mark Smith...................................  40     Chief Executive Officer and Director
Robert Giardina..............................  42     President and Chief Operating Officer
Alexander Alimanestianu......................  40     Executive Vice President, Development
Richard Pyle.................................  41     Executive Vice President and Chief Financial
                                                      Officer
Deborah Smith................................  40     Senior Vice President, Operations
Keith Alessi.................................  45     Director
Paul Arnold..................................  53     Director
Bruce Bruckmann..............................  46     Director
Stephen Edwards..............................  36     Director
Jason Fish...................................  42     Director

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

     Bruce Bruckmann has served as a director of the Company since December, 1996. Since 1994, Mr. Bruckmann has served as a principal of BRS. From 1983 until 1994, Mr. Bruckmann served as an officer and subsequently a Managing Director of Citicorp Venture Capital, Ltd. ("CVC"). Mr. Bruckmann is currently a director of Mediq Inc., Penhall International, Inc., Jitney Jungle Stores of America, Inc., Mohawk Industries, Inc., AmeriSource Health Corporation, Chromcraft Revington Corporation, Cort Business Services, Inc. and Anvil Knitwear, Inc. and a director of several private companies.

     Stephen Edwards has served as a director of the Company since December, 1996. Since 1994, Mr. Edwards has served as a principal of BRS. From 1993 until 1994, Mr. Edwards served as an officer of CVC. From 1988 through 1991, he was an associate of CVC. Prior to joining CVC, Mr. Edwards worked with Citicorp/Citibank in various corporate finance positions. Mr. Edwards is currently a director of Anvil Knitwear, Inc. and O'Sullivan Industries and a director of several private companies.

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

                                                             OTHER ANNUAL       LONG-TERM COMPENSATION
NAME AND                              SALARY     BONUS(1)    COMPENSATION        AWARDS COMMON STOCK
PRINCIPAL POSITION          PERIOD      ($)        ($)            ($)         UNDERLYING OPTIONS/SARS(#)
------------------          ------    -------    --------    -------------    --------------------------
                                              ANNUAL COMPENSATION
Mark Smith................  1999(2)   379,979    338,000          --                       --
  Chief Executive Officer   1998(3)   216,600    209,764          --                       --
                            1998(4)   360,500    330,000          --                       --
                            1997(4)   350,000    176,000          --                    8,830
Robert Giardina...........  1999(2)   360,381    257,260          --                       --
  President and Chief       1998(3)   205,429    158,782          --                       --
  Operating Officer         1998(4)   341,906    250,000          --                       --
                            1997(4)   331,948    118,000          --                    8,829
Richard Pyle..............  1999(2)   197,525    196,855          --                       --
  Executive Vice President  1998(3)   112,596    119,626          --                       --
  and Chief Financial
     Officer                1998(4)   187,399    187,500          --                       --
                            1997(4)   181,941     85,000          --                    8,828
Alexander Alimanestianu...  1999(2)   197,525    196,855          --                       --
  Executive Vice            1998(3)   112,596    119,626          --                       --
  President, Development    1998(4)   187,399    187,500          --                       --
                            1997(4)   178,711     85,000          --                    8,828

                                                             OTHER ANNUAL       LONG-TERM COMPENSATION
NAME AND                              SALARY     BONUS(1)    COMPENSATION        AWARDS COMMON STOCK
PRINCIPAL POSITION          PERIOD      ($)        ($)            ($)         UNDERLYING OPTIONS/SARS(#)
------------------          ------    -------    --------    -------------    --------------------------
                                              ANNUAL COMPENSATION
Deborah Smith.............  1999(2)   158,832    130,511          --                       --
  Senior Vice President,    1998(3)    90,539     79,391          --                       --
  Operations                1998(4)   141,100    125,000          --                      400
                            1997(4)   136,990     63,475          --                    5,350

---------------
(1) Includes annual bonus payments under the Company's Annual Bonus Plan for fiscal 1999, 1998 and 1997, and the seven month period ended December 31, 1999.

(2) Includes the twelve month period ended December 31, 1999.

(3) Includes the seven months ended December 31, 1998.

(4) Includes the twelve month period ended May 31.

OPTION/SAR GRANTS DURING THE YEAR ENDED DECEMBER 31, 1999

     There were no options granted to named executive officers by the Company during the year ended December 31, 1999.

AGGREGATED OPTION/SAR EXERCISES DURING THE SEVEN MONTHS ENDED DECEMBER 31, 1998 AND 1998 YEAR-END OPTION/SAR VALUES

     The following summarizes exercises of stock options (granted in prior years) by the named executive officers during the year ended December 31, 1999 as well as the number and value of all unexercised options held by the named executive officers as of December 31, 1999.

                                                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                         OPTIONS/SARS                  IN-THE-MONEY
                                                         AT FY-END(#)                  OPTIONS/SARS
                         SHARES                     UNDERLYING UNEXERCISED            AT FY-END($)(1)
                       ACQUIRED ON      VALUE      EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
                       EXERCISE(#)   REALIZED($)   -------------------------   -----------------------------
NAME                     COMMON        COMMON         COMMON      PREFERRED        COMMON         PREFERRED
----                   -----------   -----------   ------------   ----------   ---------------   -----------
Mark Smith...........      --            --        6,331/2,499     42,812/0    378,917/149,559   1,618,277/0
Robert Giardina......      --            --        6,330/2,499     32,793/0    378,874/149,542   1,239,581/0
Richard Pyle.........      --            --        6,330/2,498     27,569/0    378,831/149,525   1,042,108/0
Alexander
  Alimanestianu......      --            --        6,330/2,498     27,199/0    378,831/149,525   1,028,134/0
Deborah Smith........      --            --        4,043/1,707      9,530/0    238,546/ 98,991     360,245/0

---------------
(1) Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price. Fair market value was determined in good faith by the Board of Directors and was based upon the historical and projected financial performance of the Company.

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

COMPANY BENEFIT PLANS

     In April 1996, the Company implemented a 401(k) salary deferral plan (the "401(k) Plan") which is available to eligible employees, as defined. The 401(k) Plan provides for the Company to make discretionary contributions. The Company, however, elected not to make contributions for the year ended December 31, 1999, the seven months ended December 31, 1998, fiscal 1998, 1997 or 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth (as of December 31, 1999) certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock by: (i) each person or entity who owns of record or beneficially more than 5% or more of any class of the Company's voting securities; (ii) each named executive officer and director of the Company; and (iii) all directors and named executive officers of the Company as a group.

                                    COMMON      PERCENTAGE OF
                                    STOCK           COMMON         REDEEMABLE
                                 BENEFICIALLY       STOCK            SENIOR           SERIES A          SERIES B
NAME                               OWNED(1)     OUTSTANDING(1)   PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK
----                             ------------   --------------   ---------------   ---------------   ---------------
BRS(2)
  126 East 56th Street,
  29th Floor
  New York, New York 10022.....     504,456          38.4%               --            104,330                --
The Farrallon Entities(3)
  One Maritime Plaza,
  Suite 1325
  San Francisco, California
  94111........................     270,091          20.5%           20,000             41,045                --
The Canterbury Entities
  600 Fifth Avenue,
  23rd Floor
  New York, New York 10020(4)..     139,437          10.6%           15,000                 --                --
Rosewood Capital L.P.(5)
  One Maritime Plaza,
  Suite 1330
  San Francisco, California
  94111........................      17,908           1.4%            5,000                 --                --
EXECUTIVE OFFICERS AND
  DIRECTORS:
Mark Smith(6)..................      63,639           4.8%               --                 --            42,812
Robert Giardina(6).............      50,228           3.8%               --                 --            32,793
Richard Pyle(6)................      43,234           3.3%               --                 --            27,569
Alexander Alimanestianu(6).....      42,739           3.3%               --                 --            27,199
Deborah Smith(6)...............      17,830           1.4%               --                 --            10,080
Bruce C. Bruckmann(7)..........     517,642          39.4%               --            107,057                --
Stehpen Edwards(8).............     504,456          38.4%               --            104,330                --
Jason Fish(9)..................     270,091          20.5%           20,000             41,045                --
Paul Arnold....................      *              *                    --                591                --
Keith Alessi...................      *              *                    --                591                --
EXECUTIVE OFFICERS AND
  DIRECTORS AS A GROUP:
10 Persons(10).................   1,011,118          76.9%           20,000            149,284           140,453

---------------
  *  Represents less than 1%.

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

 (3) Includes shares held by each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P. and R.R. Capital Partners, L.P. (the "Farallon Entities"). Farallon Partners, L.L.C. is the general partner of each of the Farallon Entities. Farallon Partners, L.L.C. disclaims beneficial ownership of such shares. Also includes warrants to purchase 71,630 shares of Common Stock with an exercise price of $.01 per share and an expiration date of November 30, 2008.

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

     Excluding the shares beneficially owned by BRS and the Farallon Entities, the directors and named executive officers as a group beneficially own (i) 223,384 shares of Common Stock (which represents approximately 17.0% of the Common Stock on a fully diluted basis), (ii) no shares of Redeemable Senior Preferred Stock, (iii) 1,182 shares of Series A Preferred Stock, and (iv) 140,453 shares of Series B Preferred Stock.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2000.

                                          TOWN SPORTS INTERNATIONAL, INC.

                                          By: /s/ MARK SMITH
                                            ------------------------------------
                                            Mark Smith
                                            Chief Executive Officer
                                            (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ MARK SMITH
    --------------------------------------------------------
    Mark Smith
    Chief Executive Officer
    (principal executive officer)

By: /s/ RICHARD PYLE
    --------------------------------------------------------
    Richard Pyle
    Executive Vice President and Chief Financial Officer
    (principal financial and accounting officer)

By: /s/ KEITH ALESSI
    --------------------------------------------------------
    Keith Alessi
    Director

By: /s/ PAUL ARNOLD
    --------------------------------------------------------
    Paul Arnold
    Director

By: /s/ BRUCE BRUCKMAN
    --------------------------------------------------------
    Bruce Bruckmann
    Director

By: /s/ STEPHEN EDWARDS
    --------------------------------------------------------
    Stephen Edwards
    Director

By: /s/ JASON FISH
    --------------------------------------------------------
    Jason Fish
    Director

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Document List

     1.  Financial Statements

     The following consolidated financial statements of the Company are included in Item 8:

                                                              PAGE
                                                              ----
Report of independent accountants...........................   F-1
Consolidated balance sheets at May 31, 1998, December 31,
  1998 and 1999.............................................   F-2
Consolidated statements of operations for the years ended
  May 31, 1997, 1998, the seven months ended December 31,
  1997 (Unaudited), 1998 and the year ended December 31,
  1999......................................................   F-3
Consolidated statements of stockholders' equity (deficit)
  for the years ended May 31, 1997, 1998, the seven months
  ended December 31, 1998 and the year ended December 31,
  1999......................................................   F-4
Consolidated statements of cash flows for the years ended
  May 31, 1997, 1998, the seven months ended December 31,
  1997 (Unaudited), 1998 and the year ended December 31,
  1999......................................................   F-5
Notes to consolidated financial statements..................   F-6

     2.  Financial Statement Schedule includes:
Report of independent accountants on financial statement
  schedule..................................................  F-24
Schedule II, Valuation and Qualifying Accounts..............  F-25

     (b) Reports on Form 8-K

     None.

     (c) Exhibits:

2.1.. Agreement and Plan of Merger dated as of November 8, 1996 by and among the Company, various Sellers and Option Holders and TSI Recapitalization Sub, Inc.+
2.2.. Amendment to Agreement and Plan of Merger dated as of December 10, 1996 among TSI Merger Sub, Inc., the Company and certain stockholders and option holders of the Company.+
3.1.. Amended and Restated Certificate of Incorporation of the
      Company.+
3.2.. By-Laws of the Company.+
3.3.. Certificate of Amendment of the Certificate of Incorporation
      of the Company, dated as of November 13, 1998.***
4.1.. Indenture dated as of October 16, 1997 between the Company and United States Trust Company of New York.+
4.2.. Purchase Agreement dated as of October 9, 1997 among the
      Company and BT Alex. Brown Incorporated.+
4.3.. Purchases Agreement dated as of June 10, 1999 between Town
      Sports International, Inc. and Deutsche Bank Securities,
      Inc.**
4.4.. Registration Rights Agreement dated as of October 16, 1997 among the Company, and BT Alex. Brown Incorporated.+
4.5.. Registration Rights Agreement dated as of December 10, 1996 by and among the Company, BRS and various investors, the Farallon Entities, CMC, and certain Town Sports stockholders.+
4.6.. Registration Rights Agreement dated as of June 21, 1999 between Town Sports International, Inc., and Deutsche Bank
      Securities, Inc.**
4.7.. First Amendment to Registration Rights Agreement by and among the Company, BRS, CMC, Canterbury Detroit Partners
      L.P. "CDP", Rosewood Capital Partners L.P. "RC", the
      Farallon Entities and certain other stockholders of the Company, dated as of November 13, 1998.***
10.1.. Amended and Restated Credit Agreement among the Company,
      Various Lending Institutions and Bankers Trust Company, as
      Administrative Agent dated as of October 16, 1997.+

10.2.. First Amendment to the Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers
      Trust Company, as Administrative Agent dated as of August 6,
      1998.*
10.3.. Second Amendment to the Amended and Restated Credit
      Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent dated as of January 28, 1999.
10.4.. Third Amendment to the Amended and Restated Credit
      Agreement, among Town Sports International, Inc., Various
      Lending Institutions and Bankers Trust Company, as
      Administrative Agent, dated as of June 9, 1999.***
10.5.. Fourth Amendment to the Amended and Restated Credit
      Agreement, among Town Sports International, Inc., Various
      Lending Institutions and Bankers Trust Company as administrative Agent dated as of March 1, 2000.
10.6.. Stock Purchase Agreement among the Company, CMC and CDP, dated as of November 13, 1998.***
10.7.. Stock Purchase Agreement among the Company, the Farallon
      Entities and RC, dated as of November 30, 1998.***
10.8.. Shareholders' Agreement dated as of December 10, 1996 by and among the Company, BRS, the Farallon Entities, CMC and certain other stockholders of the Company.+
10.9.. Amended and Restated Shareholders' Agreement among the
      Company, BRS, the Farallon Entities, RC, CMC, and CDP, dated as of November 13, 1998.***
21.1.. Subsidiaries of the Company.
27.1.. Financial Data Schedule.

---------------
  + Incorporated by reference to the Registrant's Registration Statement on Form
    S-4, File No. 333-40907.

  * Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-61439.

 ** Incorporated by reference to the Registrant's Registration Statement on Form
    S-4, File No. 333-82607.

*** Incorporated by reference to the Registrant's December 31, 1998 Form 10-K.


[PRICEWATERHOUSECOOPERS LOGO]
                                                             PRICEWATERHOUSECOOPERS LLP
                                                             1301 Avenue of the Americas
                                                             New York NY 10019-6013
                                                             Telephone (212) 259 1000
                                                             Facsimile (212) 259 1301

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Town Sports International, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES at May 31, 1998, December 31, 1998 and 1999, and the results of their operations and their cash flows for each the years ended May 31, 1997, 1998, for the seven months ended December 31, 1998 and for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2n to the consolidated financial statements, the Company changed its method of accounting for organizational costs effective June 1, 1997.

                                           [/s/ PricewaterhouseCoopers LLP]

February 18, 2000

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                    MAY 31, 1998, DECEMBER 31, 1998 AND 1999

                                                                             DECEMBER 31,
                                                             MAY 31,     --------------------
                                                               1998        1998        1999
                                                             --------    --------    --------
ASSETS
Current assets:
  Cash and cash equivalents................................  $ 22,997    $ 19,154    $ 27,125
  Accounts receivable......................................       420         628         576
  Inventory................................................       673       1,253       1,070
  Prepaid expenses and other current assets................       677       1,205       1,475
                                                             --------    --------    --------
          Total current assets.............................    24,767      22,240      30,246
Fixed assets, net..........................................    54,518      81,426     123,894
Intangible assets, net.....................................    19,923      37,064      37,648
Deferred tax asset.........................................     7,159       8,570      11,829
Deferred membership costs..................................     4,933       7,005      10,841
Other assets...............................................       677       1,111       1,220
                                                             --------    --------    --------
          Total assets.....................................  $111,977    $157,416    $215,678
                                                             ========    ========    ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations...........................................  $  2,036    $  2,191    $  2,276
  Accounts payable.........................................     2,451       3,711       3,146
  Accrued expenses.........................................     7,869       6,305       9,811
  Corporate income taxes payable...........................       122          62         305
  Deferred revenue.........................................     6,391       9,493      15,723
                                                             --------    --------    --------
          Total current liabilities........................    18,869      21,762      31,261
Long-term debt and capital lease obligations...............    86,253      87,333     129,926
Deferred lease liabilities.................................     9,298      10,791      13,852
Deferred revenue...........................................     1,890       2,446       2,049
Other liabilities..........................................       774         682       2,121
                                                             --------    --------    --------
          Total liabilities................................   117,084     123,014     179,209
                                                             --------    --------    --------
Commitments and contingencies (Notes 6, 7, 8 and 13)
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $40,488 and $45,478 at December 31,
  1998 and 1999, respectively; authorized 100,000 shares;
  no shares issued and outstanding at May 31, 1998, 40,000
  shares at December 31, 1998 and 1999.....................        --      36,735      42,066
                                                             --------    --------    --------
Stockholders' deficit:
  Series A preferred stock, at liquidation value...........    18,736      20,351      23,216
  Series B preferred stock, at liquidation value...........       164         179         204
  Class A voting common stock, $.001 par value; issued and
     outstanding 1,015,714 shares at May 31, 1998 and
     December 31, 1998 and 1,014,086 at December 31,
     1999..................................................         1           1           1
Paid-in capital............................................     3,994       7,844       8,556
Unearned compensation......................................    (2,546)     (2,546)     (1,240)
Accumulated deficit........................................   (25,456)    (28,162)    (36,334)
                                                             --------    --------    --------
          Total stockholders' deficit......................    (5,107)     (2,333)     (5,597)
                                                             --------    --------    --------
          Total liabilities and stockholders' deficit......  $111,977    $157,416    $215,678
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               ALL FIGURES $'000
         FOR THE YEARS ENDED MAY 31, 1997, 1998, THE SEVEN MONTHS ENDED
    DECEMBER 31, 1997 (UNAUDITED), 1998 AND THE YEAR ENDED DECEMBER 31, 1999

                                                              SEVEN MONTHS ENDED
                                      YEAR ENDED MAY 31,         DECEMBER 31,          YEAR ENDED
                                      ------------------    ----------------------    DECEMBER 31,
                                       1997       1998         1997         1998          1999
                                      -------    -------    -----------    -------    ------------
                                                            (UNAUDITED)
Revenues:
  Club operations...................  $54,164    $79,719      $41,490      $69,964      $157,440
  Management fees and other.........    2,403      2,631        1,500        1,698         2,339
                                      -------    -------      -------      -------      --------
                                       56,567     82,350       42,990       71,662       159,779
                                      -------    -------      -------      -------      --------
Operating expenses:
  Payroll and related...............   23,321     33,309       17,621       28,001        62,412
  Club operating....................   18,044     25,858       13,258       24,261        52,619
  General and administrative........    3,774      5,825        2,742        5,828        10,908
  Depreciation and amortization.....    4,219      7,736        3,944        8,818        20,935
  Compensation expense incurred in
     connection with stock
     options........................    5,933      1,442          397          434         2,042
                                      -------    -------      -------      -------      --------
                                       55,291     74,170       37,962       67,342       148,916
                                      -------    -------      -------      -------      --------
     Operating income...............    1,276      8,180        5,028        4,320        10,863
Interest expense, net of interest
  income of $115, $1,228, $526,
  $272, and $1,284, respectively....    2,455      5,902        3,270        5,279        10,243
                                      -------    -------      -------      -------      --------
     Income (loss) before provision
       (benefit) for corporate
       income taxes.................   (1,179)     2,278        1,758         (959)          620
Provision (benefit) for corporate
  income taxes......................     (243)     1,131          888         (399)          571
                                      -------    -------      -------      -------      --------
     Income (loss) before
       extraordinary item and
       cumulative effect of change
       in accounting policy.........     (936)     1,147          870         (560)           49
Extraordinary loss from early
  extinguishment of debt, net of
  income tax benefit of $624........       --       (782)        (782)          --            --
                                      -------    -------      -------      -------      --------
     Income (loss) before cumulative
       effect of change in
       accounting policy............     (936)       365           88         (560)           49
Cumulative effect on prior years of
  a change in accounting for club
  organizational costs, net of
  income tax benefit of $70.........       --        (88)         (88)          --            --
                                      -------    -------      -------      -------      --------
     Net income (loss)..............     (936)       277           --         (560)           49
Accreted dividends on preferred
  stock.............................   (1,286)    (2,387)      (1,485)      (2,146)       (7,880)
                                      -------    -------      -------      -------      --------
     Net loss attributable to common
       stockholders.................  $(2,222)   $(2,110)     $(1,485)     $(2,706)     $ (7,831)
                                      =======    =======      =======      =======      ========

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      ALL FIGURES $'000, EXCEPT SHARE DATA
  FOR THE YEARS ENDED MAY 31, 1997, 1998, THE SEVEN MONTHS ENDED DECEMBER 31,
                   1998, AND THE YEAR ENDED DECEMBER 31, 1999

                                                                           PREFERRED STOCK                         COMMON STOCK
                                                        -----------------------------------------------------   -------------------
                                                            SERIES A           SERIES A          SERIES B             CLASS A
                                                           ($1.00 PAR)        ($.10 PAR)        ($1.00 PAR)         ($.001 PAR)
                                                        -----------------   ---------------   ---------------   -------------------
                                                        SHARES    AMOUNT    SHARES   AMOUNT   SHARES   AMOUNT     SHARES     AMOUNT
                                                        -------   -------   ------   ------   ------   ------   ----------   ------
Balance at May 31, 1996...............................                        496
Liquidation of Series A Preferred Stock, for $1,000
 per share, redemption of Class A and B Common Stock
 for a cash price of $35 per share and change in
 equity related to exercise of stock options..........                       (496)
Issuance of Series A and B Preferred and Common Stock
 at cash price of $100, $35 and $1, respectively......  152,455   $15,245                     3,857     $135     1,000,000      1
Warrant exercise at $.01 per share....................                                                              10,000
Original issue discount in connection with the
 issuance of warrants and subordinated debt...........
Compensation expense incurred in connection with
 common stock options.................................
Compensation expense incurred in connection with
 Series B Preferred Stock options.....................
Amortization of unearned compensation
Accretion of Series A and Series B preferred stock
 dividend ($6.59 and $2.32 per share, respectively....              1,005                                  9
Net loss..............................................
                                                        -------   -------    ----      --     -----     ----    ----------     --
Balance at May 31, 1997...............................  152,455    16,250      --     --      3,857      144     1,010,000      1
                                                                             ====      ==     =====     ====    ==========     ==
Issuance of Series A Preferred Stock and Class A
 Common Stock.........................................    1,182       119                                            5,714     --
Unearned Compensation incurred in connection with
 common stock options.................................
Amortization of unearned compensation.................
Compensation expense incurred in connection with
 Series B Preferred stock options.....................
Accretion of Series A and Series B preferred stock
 dividend ($15.14 and $5.44 per share,
 respectively)........................................              2,367                                 20
Net income............................................
                                                        -------   -------                     -----     ----    ----------     --
Balance at May 31, 1998...............................  153,637    18,736                     3,857      164     1,015,714      1
Warrant issuance in connection with Redeemable Senior
 Preferred Stock......................................
Compensation expense incurred in connection with
 Series B Preferred stock options.....................
Accretion of Series A and Series B preferred stock
 dividend ($10.51 and $3.89 per share,
 respectively)........................................              1,615                                 15
Accretion of redeemable senior preferred stock
 dividend ($12.20 per share plus accretion to
 liquidation value)...................................
Net loss..............................................
                                                        -------   -------                     -----     ----    ----------     --
Balance at December 31, 1998..........................  153,637    20,351                     3,857      179     1,015,714      1
Compensation expense incurred in connection with
 Series B Preferred stock options.....................
Amortization of unearned compensation.................
Accretion of Series A and Series B preferred stock
 dividend ($18.64 and $6.48 per share,
 respectively)........................................              2,865                                 25
Accretion of redeemable senior preferred stock
 dividend ($124.75 per share plus accretion to
 liquidation value)...................................
Cancellation of unvested options......................
Repurchase of shares..................................                                           (2)      --        (1,628)    --
Net income............................................
                                                        -------   -------                     -----     ----    ----------     --
Balance at December 31, 1999..........................  153,637   $23,216                     3,855     $204    $1,014,086     $1
                                                        =======   =======                     =====     ====    ==========     ==

                                                                   COMMON STOCK
                                                        -----------------------------------
                                                             CLASS A            CLASS B
                                                           ($.01 PAR)         CONVERTIBLE
                                                        -----------------   ---------------   PAID-IN      UNEARNED
                                                         SHARES    AMOUNT   SHARES   AMOUNT   CAPITAL    COMPENSATION
                                                        --------   ------   ------   ------   --------   ------------
Balance at May 31, 1996...............................   576,306     $6      2,351            $  5,126
Liquidation of Series A Preferred Stock, for $1,000
 per share, redemption of Class A and B Common Stock
 for a cash price of $35 per share and change in
 equity related to exercise of stock options..........  (576,306)    (6)    (2,351)            (11,228)
Issuance of Series A and B Preferred and Common Stock
 at cash price of $100, $35 and $1, respectively......                                            (226)
Warrant exercise at $.01 per share....................
Original issue discount in connection with the
 issuance of warrants and subordinated debt...........                                             123
Compensation expense incurred in connection with
 common stock options.................................                                           5,660
Compensation expense incurred in connection with
 Series B Preferred Stock options.....................                                             273
Amortization of unearned compensation
Accretion of Series A and Series B preferred stock
 dividend ($6.59 and $2.32 per share, respectively....                                             272
Net loss..............................................
                                                        --------     --     ------     --     --------
Balance at May 31, 1997...............................        --     --         --    --            --
                                                        ========     ==     ======     ==
Issuance of Series A Preferred Stock and Class A
 Common Stock.........................................                                               6
Unearned Compensation incurred in connection with
 common stock options.................................                                           3,352     $(3,352)
Amortization of unearned compensation.................                                                         806
Compensation expense incurred in connection with
 Series B Preferred stock options.....................                                             636
Accretion of Series A and Series B preferred stock
 dividend ($15.14 and $5.44 per share,
 respectively)........................................
Net income............................................
                                                                                              --------     -------
Balance at May 31, 1998...............................                                           3,994      (2,546)
Warrant issuance in connection with Redeemable Senior
 Preferred Stock......................................                                           3,416
Compensation expense incurred in connection with
 Series B Preferred stock options.....................                                             434
Accretion of Series A and Series B preferred stock
 dividend ($10.51 and $3.89 per share,
 respectively)........................................
Accretion of redeemable senior preferred stock
 dividend ($12.20 per share plus accretion to
 liquidation value)...................................
Net loss..............................................
                                                                                              --------     -------
Balance at December 31, 1998..........................                                           7,844      (2,546)
Compensation expense incurred in connection with
 Series B Preferred stock options.....................                                             784
Amortization of unearned compensation.................                                                       1,258
Accretion of Series A and Series B preferred stock
 dividend ($18.64 and $6.48 per share,
 respectively)........................................
Accretion of redeemable senior preferred stock
 dividend ($124.75 per share plus accretion to
 liquidation value)...................................
Cancellation of unvested options......................                                             (48)         48
Repurchase of shares..................................                                             (24)
Net income............................................
                                                                                              --------     -------
Balance at December 31, 1999..........................                                        $  8,556     $(1,240)
                                                                                              ========     =======


                                                          (ACCUMULATED           TOTAL
                                                        DEFICIT) RETAINED    STOCKHOLDERS'
                                                            EARNINGS        EQUITY (DEFICIT)
                                                        -----------------   ----------------
Balance at May 31, 1996...............................      $    342            $  5,474
Liquidation of Series A Preferred Stock, for $1,000
 per share, redemption of Class A and B Common Stock
 for a cash price of $35 per share and change in
 equity related to exercise of stock options..........       (21,466)            (32,700)
Issuance of Series A and B Preferred and Common Stock
 at cash price of $100, $35 and $1, respectively......                            15,155
Warrant exercise at $.01 per share....................
Original issue discount in connection with the
 issuance of warrants and subordinated debt...........                               123
Compensation expense incurred in connection with
 common stock options.................................                             5,660
Compensation expense incurred in connection with
 Series B Preferred Stock options.....................                               273
Amortization of unearned compensation
Accretion of Series A and Series B preferred stock
 dividend ($6.59 and $2.32 per share, respectively....        (1,286)
Net loss..............................................          (936)               (936)
                                                            --------            --------
Balance at May 31, 1997...............................       (23,346)             (6,951)
Issuance of Series A Preferred Stock and Class A
 Common Stock.........................................                               125
Unearned Compensation incurred in connection with
 common stock options.................................
Amortization of unearned compensation.................                               806
Compensation expense incurred in connection with
 Series B Preferred stock options.....................                               636
Accretion of Series A and Series B preferred stock
 dividend ($15.14 and $5.44 per share,
 respectively)........................................        (2,387)
Net income............................................           277                 277
                                                            --------            --------
Balance at May 31, 1998...............................       (25,456)             (5,107)
Warrant issuance in connection with Redeemable Senior
 Preferred Stock......................................                             3,416
Compensation expense incurred in connection with
 Series B Preferred stock options.....................                               434
Accretion of Series A and Series B preferred stock
 dividend ($10.51 and $3.89 per share,
 respectively)........................................        (1,630)
Accretion of redeemable senior preferred stock
 dividend ($12.20 per share plus accretion to
 liquidation value)...................................          (516)               (516)
Net loss..............................................          (560)               (560)
                                                            --------            --------
Balance at December 31, 1998..........................       (28,162)             (2,333)
Compensation expense incurred in connection with
 Series B Preferred stock options.....................                               784
Amortization of unearned compensation.................                             1,258
Accretion of Series A and Series B preferred stock
 dividend ($18.64 and $6.48 per share,
 respectively)........................................        (2,890)
Accretion of redeemable senior preferred stock
 dividend ($124.75 per share plus accretion to
 liquidation value)...................................        (5,331)             (5,331)
Cancellation of unvested options......................
Repurchase of shares..................................                               (24)
Net income............................................            49                  49
                                                            --------            --------
Balance at December 31, 1999..........................      $(36,334)           $ (5,597)
                                                            ========            ========

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ALL FIGURES $'000
         FOR THE YEARS ENDED MAY 31, 1997, 1998, THE SEVEN MONTHS ENDED
    DECEMBER 31, 1997 (UNAUDITED), 1998 AND THE YEAR ENDED DECEMBER 31, 1999
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                  SEVEN MONTHS
                                                                                      ENDED
                                                      YEAR ENDED MAY 31,          DECEMBER 31,           YEAR ENDED
                                                     --------------------    -----------------------    DECEMBER 31,
                                                       1997        1998         1997          1998          1999
                                                     --------    --------    -----------    --------    ------------
                                                                             (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)................................  $   (936)   $    277     $     --      $   (560)     $     49
                                                     --------    --------     --------      --------      --------
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Compensation expense incurred in connection
      with stock options...........................     5,933       1,442          397           434         2,042
    Depreciation and amortization..................     4,219       7,736        3,944         8,818        20,935
    Amortization of debt issuance costs............       156         412          245           363         1,147
    Losses from extinguishment of debt.............        --       1,406        1,377            --            --
    Write-off of organization costs................        --         158          158            --            --
    Noncash rental expense, net of noncash rental
      income.......................................     1,620       2,670        1,354         1,493         3,061
    Net change in certain working capital
      components...................................     4,389       4,316        1,620           204         9,596
    Increase in deferred tax asset.................    (2,058)     (1,187)      (1,081)       (1,411)       (3,259)
    Increase in deferred membership costs..........      (847)     (1,403)        (708)       (2,072)       (3,836)
    Other..........................................      (174)        (94)        (113)          124          (239)
                                                     --------    --------     --------      --------      --------
        Total adjustments..........................    13,238      15,456        7,193         7,953        29,447
                                                     --------    --------     --------      --------      --------
        Net cash provided by operating
          activities...............................    12,302      15,733        7,193         7,393        29,496
                                                     --------    --------     --------      --------      --------
Cash flows from investing activities:
  Capital expenditures, net of effect of acquired
    businesses.....................................   (11,403)    (16,170)      (5,304)      (21,815)      (53,364)
  Acquisition of businesses........................    (1,888)    (19,733)      (7,058)      (25,103)       (2,932)
  Intangible and other assets......................      (280)       (137)          --          (434)          (33)
  Landlord contributions...........................        --          --           --            --         1,251
                                                     --------    --------     --------      --------      --------
      Net cash used in investing activities........   (13,571)    (36,040)     (12,362)      (47,352)      (55,078)
                                                     --------    --------     --------      --------      --------
Cash flows from financing activities:
  Issuance of stock, net of expenses...............    15,155         125          125            --            --
  Issuance of Senior Preferred Stock, net of
    expenses.......................................        --          --           --        39,635            --
  Redemption and liquidation of stock, including
    expenses.......................................   (38,820)         --           --            --           (24)
  Proceeds from borrowings, net of expenses........    40,081      85,841       85,570        16,975        35,581
  Repayments of borrowings.........................   (13,607)    (45,130)     (43,334)      (20,494)       (2,004)
                                                     --------    --------     --------      --------      --------
      Net cash provided by financing activities....     2,809      40,836       42,361        36,116        33,553
                                                     --------    --------     --------      --------      --------
      Net increase (decrease) in cash and cash
        equivalents................................     1,540      20,529       37,192        (3,843)        7,971
Cash and cash equivalents at beginning of period...       928       2,468        2,468        22,997        19,154
                                                     --------    --------     --------      --------      --------
      Cash and cash equivalents at end of period...  $  2,468    $ 22,997     $ 39,660      $ 19,154      $ 27,125
                                                     ========    ========     ========      ========      ========
Summary of the change in certain working capital
  components, net of effects of acquired
  businesses:
  (Increase) decrease in accounts receivable.......  $    469    $   (108)    $     69      $   (208)     $    272
  (Increase) decrease in inventory.................       (39)       (343)        (323)         (580)          183
  (Increase) decrease in prepaid expenses and other
    current assets.................................       631          30          (18)         (336)           43
  Increase (decrease) in accounts payable and
    accrued expenses...............................     2,055       1,895          981        (2,330)        3,022
  Decrease in prepaid corporate income taxes.......       156         324            -             -           243
  Increase in deferred revenue.....................     1,117       2,518          911         3,658         5,833
                                                     --------    --------     --------      --------      --------
      Net change in certain working capital
        components.................................  $  4,389    $  4,316     $  1,620      $    204      $  9,596
                                                     ========    ========     ========      ========      ========

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ALL FIGURES $'000, EXCEPT SHARE DATA

1.  NATURE OF BUSINESS

     Town Sports International, Inc. and Subsidiaries (the "Company") owns, operates or manages 66 fitness clubs ("clubs") in the New York metropolitan market, 11 clubs in Washington, D.C., five clubs in Boston, two in Philadelphia and two clubs in Switzerland as of December 31, 1999. The Company's geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs and economic down turns. The Company operates in a single segment as defined by Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Town Sports International, Inc. and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

B.  CHANGE IN YEAR END

    On January 7, 1999, the Company's board of directors approved a change in the Company's fiscal year end from May 31 to December 31, effective beginning with the seven month period ended December 31, 1998 ("the transition period").

C.  REVENUE RECOGNITION

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

    In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $2,375 pursuant to various state consumer protection laws.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

    Management fees earned for services rendered are recognized at the time the related services are performed.

    The Company recognizes revenue from merchandise sales upon delivery to the member.

D.  INVENTORY

    Inventory consists of athletic equipment, supplies and clothing for sale to members and club supplies. Inventories are valued at the lower of cost or market by the first-in, first-out method.

E.  FIXED ASSETS

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

F.  ADVERTISING AND CLUB PREOPENING COSTS

    Advertising costs and club preopening costs are charged to operations during the period in which they are incurred. Total advertising costs incurred by the Company during the years ended May 31, 1997, 1998, the seven months ended December 31, 1998, and the year ended December 31, 1999 totaled $1,627, $2,147, $2,081 and $5,024, respectively.

G.  USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    The most significant assumptions and estimates relate to the useful lives and recoverability of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options and warrants and the estimated membership period.

H.  CORPORATE INCOME TAXES

    Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

I.  STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:

                                                           SEVEN MONTHS
                                                               ENDED
                                 YEAR ENDED MAY 31,        DECEMBER 31,          YEAR ENDED
                                 ------------------    ---------------------    DECEMBER 31,
                                  1997       1998         1997         1998         1999
                                 -------    -------    -----------    ------    ------------
                                                       (UNAUDITED)
Cash paid:
  Interest (net of amounts
     capitalized)..............  $1,603     $6,978       $2,430       $4,705      $10,083
  Taxes........................   1,655      1,300          455        1,072        3,577
Noncash investing and financing
  activities:
  Acquisition of fixed assets
     included in accounts
     payable...................     850      2,496           99        1,394        1,500
  Acquisition of equipment
     financed by suppliers or
     lessors...................   1,411        562          261           --        3,386
See Notes 9 and 10 for
  additional noncash investing
  and financing activities

J.  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

K.  DEFERRED LEASE LIABILITIES AND NONCASH RENTAL EXPENSE

     The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis over the life of the lease.

L.  FOREIGN CURRENCY

     Transactions denominated in a foreign currency have been translated into U.S. dollars at the rates of exchange at the transaction dates. Assets and liabilities have been translated at the respective year-end exchange rates. For the years ended May 31, 1997, 1998, the seven months ended December 31, 1998 and the year ended December 31, 1999, the Company recognized foreign exchange gains (losses) of approximately ($65), ($3), $1 and ($2) respectively. These gains (losses) relate to certain management fees earned in Switzerland.

M.  INVESTMENTS IN AFFILIATED COMPANIES

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

N.  INTANGIBLE ASSETS

     Intangible assets consist of membership lists, debt issuance costs, goodwill and covenants-not-to-compete. Such intangibles are stated at cost and, except debt issuance costs, are being amortized by the straight-line method over their estimated lives. Debt issuance costs are amortized as additional interest expense over life of the underlying debt using the interest method. Effective June 1, 1997, the Company changed the estimated useful lives of membership lists from three to two years. The effect on operating results for the year ended May 31, 1998 of decreasing the useful life was to increase amortization expense by $234, $117 net of taxes. Goodwill is being amortized over the remaining lives of the respective leases, five to fifteen years, and debt issuance costs are being amortized over the term of the respective borrowings, five to seven years.

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

O.  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

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

P.  CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a single commercial bank. The Company holds no collateral for these financial instruments.

Q.  STOCK-BASED EMPLOYEE COMPENSATION

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

R.  OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     During the transition period, the Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the Company to capitalize certain costs incurred in connection with developing software to be used internally. The amounts capitalized during the period were $558.

3.  FIXED ASSETS

     Fixed assets as of May 31, 1998, December 31, 1998 and 1999, are shown at cost, less accumulated depreciation and amortization, and are summarized below:

                                                                     DECEMBER 31,
                                                      MAY 31,    --------------------
                                                       1998        1998        1999
                                                      -------    --------    --------
Leasehold improvements..............................  $39,029    $ 58,835    $ 98,567
Club equipment......................................   13,394      19,984      29,543
Furniture, fixtures and computer equipment..........    6,841      10,794      17,395
Building and improvements...........................    4,995       4,995       4,995
Land................................................      986         986         986
Construction in progress............................    6,937       8,488       8,796
                                                      -------    --------    --------
                                                       72,182     104,082     160,282
  Less, Accumulated depreciation and amortization...   17,664      22,656      36,388
                                                      -------    --------    --------
                                                      $54,518    $ 81,426    $123,894
                                                      =======    ========    ========

     Depreciation and leasehold amortization expense for the years ended May 31, 1997, 1998, the seven months ended December 31, 1998, and the year ended December 31, 1999, was approximately $3,843, $6,130, $5,664 and $15,056, respectively.

4.  INTANGIBLE ASSETS

     Intangible assets as of May 31, 1998, December 31, 1998 and 1999 are shown at cost, less accumulated amortization, and are summarized below:

                                                                      DECEMBER 31,
                                                        MAY 31,    ------------------
                                                         1998       1998       1999
                                                        -------    -------    -------
Goodwill arising on acquisition of businesses.........  $14,755    $32,627    $34,682
Membership lists......................................    3,154      5,712      6,024
Debt issuance costs...................................    4,103      4,203      8,630
Covenants-not-to-compete..............................      400        550      1,251
                                                        -------    -------    -------
                                                         22,412     43,092     50,587
  Less, Accumulated amortization......................    2,489      6,028     12,939
                                                        -------    -------    -------
                                                        $19,923    $37,064    $37,648
                                                        =======    =======    =======

     Amortization expense of intangible assets for the years ended May 31, 1997, 1998, the seven months ended December 31, 1998 and the year ended December 31, 1999, was approximately $532, $2,018, $3,517 and $7,026, respectively. Such amount includes amortization expense of debt issuance costs of $156, $412, $363 and $1,147 respectively, which has been classified as interest expense for financial reporting purposes.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

5.  ACCRUED EXPENSES

                                                                        DECEMBER 31,
                                                           MAY 31,    ----------------
                                                            1998       1998      1999
                                                           -------    ------    ------
Accrued payroll..........................................  $3,359     $2,210    $2,908
Accrued interest.........................................   1,171      2,017     2,773
Accrued other............................................   2,089      2,078     4,130
Amounts payable under agreement to purchase a club.......   1,250         --        --
                                                           ------     ------    ------
                                                           $7,869     $6,305    $9,811
                                                           ======     ======    ======

6.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                                     DECEMBER 31,
                                                       MAY 31,    -------------------
                                                        1998       1998        1999
                                                       -------    -------    --------
Series B 9 3/4% Senior Notes, due 2004...............  $85,000    $85,000    $125,000
Notes payable for acquired businesses................    1,826      3,739       3,777
Capital lease obligations............................    1,463        785       3,425
                                                       -------    -------    --------
                                                        88,289     89,524     132,202
Less, Current portion due within one year............    2,036      2,191       2,276
                                                       -------    -------    --------
  Long-term portion..................................  $86,253    $87,333    $129,926
                                                       =======    =======    ========

     The aggregate long-term debt and capital lease obligations maturing during the next five years and thereafter is as follows:

YEAR ENDING DECEMBER 31,                                      AMOUNT DUE
------------------------                                      ----------
2000........................................................   $  2,276
2001........................................................      1,689
2002........................................................      1,395
2003........................................................      1,304
2004........................................................    125,311
Thereafter..................................................        227
                                                               --------
                                                               $132,202
                                                               ========

     On October 16, 1997, the Company issued $85,000 of Series B 9 3/4% Senior Notes ("Senior Notes"), due October 2004. The net proceeds from the Senior Notes totaled approximately $81,700 of which $41,500 was used to repay the term loan, the line of credit and the subordinated note payable. The transaction fees of approximately $3,300, were accounted for as deferred financing costs. On June 21, 1999 the Company issued $40,000 of Senior Notes at a price of 98.75%, providing the Company with $39,500 of proceeds before expenses relating to the issuance. Expenses relating to the issuance amounted to approximately $3,900. The Senior Notes bear interest at an annual rate of 9 3/4%, payable semi-annually. The Senior Notes are redeemable at the option of the Company on or after October 15, 2001. For redemption prior to October 15, 2001, the Company would be required to pay a premium as defined. The Senior Notes are non-collateralized and rank "pari passu" with all unsubordinated debt and senior in right of payment with all subordinated indebtedness of the Company. The note indenture under which the Senior Notes were issued contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, engage in transactions with affiliates, incur liens and engage in asset sales.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $25,000. The line of credit carries interest at the Company's option based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined and the Company is required to pay a commitment commission of 0.375% per annum based upon the daily unutilized amount. There were no outstanding borrowings against this line of credit as of December 31, 1999; however the amount available for borrowing has been reduced by outstanding letters of credit totaling $1,680 (see Note 8). This line of credit expires on October 15, 2002. The line of credit, as amended, contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends. The line of credit is collateralized by a mortgage on land, building and equipment, which, as of December 31, 1999, had an aggregate book value of approximately $3,350, and by all other assets of the Company.

     Notes payable were incurred upon the acquisition of various fitness clubs and are subject to the Company's right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at a discount from face value at rates of between 5% and 7%, and are non-collateralized.

     The carrying value of long-term debt, other than the Senior Notes, approximates fair market value as of May 31, 1998, December 31, 1998 and 1999 as the debt is generally short term in nature. The Senior Notes have a fair value of approximately $121,875 as of December 31, 1999, based on the quoted market price.

     The Company's interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended May 31, 1997, 1998, the seven months ended December 31, 1998 and the year ended December 31, 1999 are as follows:

                                                                SEVEN MONTHS
                                          YEAR ENDED MAY 31,       ENDED         YEAR ENDED
                                          ------------------    DECEMBER 31,    DECEMBER 31,
                                           1997       1998          1998            1999
                                          -------    -------    ------------    ------------
Interest costs expensed.................  $2,570     $7,130        $5,551         $11,527
Interest costs capitalized..............      28        526           308             455
                                          ------     ------        ------         -------
                                          $2,598     $7,656        $5,859         $11,982
                                          ======     ======        ======         =======

     The Company leases equipment under noncancelable capital leases. The initial lease terms range from three to five years, after which the Company is required to purchase the equipment at amounts defined by the agreements.

     As of December 31, 1999, minimum rental payments, under all capital leases, including payments to acquire leased equipment, are as follows:

                                                                 MINIMUM
YEAR ENDING DECEMBER 31,                                      ANNUAL RENTAL
------------------------                                      -------------
2000........................................................     $1,241
2001........................................................      1,068
2002........................................................      1,030
2003........................................................        777
                                                                 ------
                                                                  4,116
  Less, Amounts representing interest.......................        691
                                                                 ------
     Present value of minimum capital lease payments........     $3,425
                                                                 ======

     The cost of leased equipment included in club equipment was approximately $5,033, $5,033 and $8,419 at May 31, 1998, December 31, 1998 and 1999,
respectively; related accumulated depreciation was $2,234, $3,222 and $4,110, respectively.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

7.  RELATED PARTY TRANSACTIONS

     a. The Company entered into a management agreement with Town Sports AG ("TSAG"). The Company, together with the shareholders of TSAG, is contingently liable to fund shortfalls in operating cash flow of TSAG, as defined. The terms of the agreement provide for the Company to fund a maximum amount of operating cash flow of approximately $125 ("Advances"). As of May 31, 1998, December 31, 1998 and 1999, the Company had no outstanding Advances to TSAG.

     Management fees earned during the years ended May 31, 1997, 1998, the seven months ended December 31, 1998 and the year ended December 31, 1999 amounted to approximately $223, $239, $224, and $271, respectively.

     b. The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS"), for strategic and financial advisory services on December 10, 1996. Fees for such services are $250 per annum, and are payable while BRS owns 20% or more of the outstanding Common stock of the Company. Amounts due BRS on May 31, 1998, which are included in accounts payable, were $104. No amounts were due BRS at December 31, 1998 and 1999.

8.  LEASES

     The Company leases office, warehouse and multi-recreational facilities and certain equipment under noncancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which total $1,680 as of December 31, 1999.

     The leases expire at various times through December 31, 2021, and certain leases may be extended at the Company's option.

     Future minimum rental payments under noncancelable operating leases are as follows:

                                                                 MINIMUM
YEAR ENDING DECEMBER 31,                                      ANNUAL RENTAL
------------------------                                      -------------
2000........................................................    $ 25,872
2001........................................................      27,208
2002........................................................      27,153
2003........................................................      26,905
2004........................................................      26,955
Aggregate thereafter........................................     224,539
                                                                --------
                                                                $358,632
                                                                ========

     Rent expense, including the effect of deferred lease liabilities, for the years ended May 31, 1997, 1998, the seven months ended December 31, 1998 and the year ended December 31, 1999 was approximately $10,169, $15,493, $13,914 and $30,325 respectively. Such amounts include additional rent of $2,146, $2,590, $2,087 and $4,634, respectively.

     The Company, as landlord, leases space under noncancelable operating leases. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES defined amounts based on the operating results of the lessee. The leases expire at various times through December 31, 2013. Future minimum rentals receivable under noncancelable leases are as follows:

                                                                 MINIMUM
YEAR ENDING DECEMBER 31,                                      ANNUAL RENTAL
------------------------                                      -------------
2000........................................................     $1,155
2001........................................................      1,098
2002........................................................      1,005
2003........................................................        821
2004........................................................        417
Aggregate thereafter........................................        726
                                                                 ------
                                                                 $5,222
                                                                 ======

     Rental income, including noncash rental income, for the years ended May 31, 1997, 1998, the seven months ended December 31, 1998, and the year ended December 31, 1999, was approximately $936, $963, $822 and $1,529, respectively. Such amounts included additional rental charges above the base rent of $620, $651, $608 and $431, respectively.

9.  STOCKHOLDERS' EQUITY AND REDEEMABLE SENIOR PREFERRED STOCK

A.  CAPITALIZATION

     The Company's certificate of incorporation, as amended in November 1998, provides for the issuance of up to 3,500,000 shares of capital stock, consisting of 2,500,000 shares of Class A Voting Common Stock ("Class A"), par value $0.001 per share; 500,000 shares of Class B Non-voting Common Stock ("Class B"), par value of $0.001 per share, (Class A and Class B are collectively referred to herein as "Common Stock"); 100,000 shares of Redeemable Senior Preferred Stock ("Senior"), par value $1.00 per share; 200,000 shares of Series A Preferred Stock, ("Series A") par value $1.00 per share, and 200,000 shares of Series B Preferred Stock ("Series B") par value $1.00 per share.

     All stockholders have preemptive rights to purchase a pro-rata share of any future sales of securities, as defined.

  Redeemable Senior Preferred Stock

     During November 1998, the Company issued 40,000 shares of mandatorily redeemable Senior stock and 143,261 warrants. The Senior stock has no voting rights except as required by law. The warrants have an exercise price of $0.01, expire in November 2008 and are exercisable into an equal number of shares of Class A Common Stock. After payment of fees and expenses of approximately $365 the Company received net proceeds of $39,635. Upon issuance, a $3,416 value was ascribed to the warrants. The initial fair value of the Senior stock ($36,219) is being accreted to its liquidation value using the interest method. The accreted amount for the seven months ended December 31, 1998 and the year ended December 31, 1999 was $28 and $341, respectively. The Senior stock is redeemable in November 2008. In the event that certain defined events occur, the number of warrants exercisable will be reduced.

     The Senior stock has liquidation preferences over Series A, Series B and Common stock. The Senior stock may, at the option of the holder, be converted into Common stock upon the initial public offering ("IPO") of the Company's common stock at a conversion rate equal to the IPO price.

     The Senior stock has a liquidation value of $1,000 per share plus cumulative unpaid dividends of $5,478, as of December 31, 1999. The Senior stockholders are entitled to a cumulative 12% annual dividend, based upon the per share price of $1,000.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of transactions related to the Senior stock for the one year and seven month period ended December 31, 1999 is as follows:

Proceeds received in connection with the issuance of Senior
  stock and warrants........................................  $40,000
Expenses incurred in connection with issuance...............     (365)
Fair value ascribed to warrants at issuance.................   (3,416)
                                                              -------
  Fair value of senior stock at date of issuance............   36,219
Accretion to Senior stock liquidation value.................       28
Accretion of Senior stock dividends.........................      488
                                                              -------
December 31, 1998 Senior stock carrying value...............   36,735
Accretion to Senior stock liquidation value.................      341
Accretion of Senior stock dividends.........................    4,990
                                                              -------
December 31, 1999, Senior stock carrying value..............  $42,066
                                                              =======

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

     Series A stock has a liquidation value of $100 per share plus cumulative unpaid dividends of 7,852 as of December 31, 1999. Series A stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $100.

     Series B stock has a liquidation value of $35 per share plus cumulative unpaid dividends of $69 as of December 31, 1999. Series B stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $35.

     Cumulative unpaid dividends on all Preferred Stock are payable upon certain defined events which include: the dissolution liquidation or winding up of the Company; the redemption of such shares; or the sale of substantially all of the assets of the Company.

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

B.  STOCK OPTIONS AND WARRANTS

     The following table summarizes the stock option activity for the years ended May 31, 1997, 1998, the seven months ended December 31, 1998, and the year ended December 31, 1999:

                                          CLASS A        CLASS A
                                           COMMON         COMMON         CLASS B        CLASS B
                                         ($0.01 PAR     ($.001 PAR     CONVERTIBLE     REDEEMABLE     SERIES B
             STOCK OPTIONS                 VALUE)         VALUE)         COMMON        PREFERRED      PREFERRED
             -------------               ----------     ----------     -----------     ----------     ---------
Number of shares under option:
  Outstanding at June 1, 1996..........    130,000                        118,300         21,251
  Options granted......................                   57,142           20,000                      164,783
  Options exercised....................   (130,000)                      (138,300)       (21,251)
                                         ---------       -------        ---------       --------      --------
    Outstanding at May 31, 1997........         --        57,142               --             --       164,783
                                         =========                      =========       ========
  Options granted......................                   14,700
                                                         -------                                      --------
    Outstanding at May 31, 1998 and
      December 31, 1998................                   71,842                                       164,783
  Options granted......................                   12,600                                            --
  Options exercised....................                     (718)(i)                                    (1,093)(i)
  Options cancelled....................                   (2,162)                                           --
                                                         -------                                      --------
    Outstanding at December 31, 1999...                   81,562                                       163,690
                                                         =======                                      ========
Weighted average price of outstanding
  options at June 1, 1996..............  $    3.55                      $   10.06       $   3.00
  Options granted......................                  $  1.00(ii)         6.00(iii)                $  10.00(iii)
  Options exercised....................       3.55                           9.47           3.00
                                         ---------       -------        ---------       --------      --------
Weighted average price of outstanding
  options at June 1, 1997..............         --          1.00               --             --         10.00
                                         =========                      =========       ========
  Options granted......................                    17.50(iii)
                                                         -------                                      --------
Weighted average price of outstanding
  options at May 31, 1998 and December
  31, 1998.............................                     4.38                                         10.00
                                                                                                      --------
  Options granted......................                    53.00(ii)                                        --
  Options exercised....................                     5.73                                         10.00
  Options cancelled....................                    21.49                                            --
                                                         -------                                      --------
Weighted average price of outstanding
  options at December 31, 1999.........                  $ 11.42                                      $  10.00
                                                         =======                                      ========

---------------
 (i) The Company repurchased 655 shares of common stock and 1,093 shares of Series B Preferred stock related to these exercises.

 (ii) Option exercise price equal to market price on the grant date based upon independent appraisal.

(iii) Option exercise price less than market price on the grant date based upon independent appraisal.

     All Series B Redeemable Preferred stock options were exercisable upon grant. As of May 31, 1997, 1998, December 31, 1998 and 1999, 11,428, 25,797,
25,797 and 49,511 Class A Common stock options were exercisable, respectively.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table summarizes stock option information as of December 31, 1999:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                           ---------------------------------------    ------------------------
                                           WEIGHTED-
                                            AVERAGE      WEIGHTED-                   WEIGHTED-
                                           REMAINING      AVERAGE                     AVERAGE
                             NUMBER       CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
                           OUTSTANDING       LIFE          PRICE      EXERCISABLE      PRICE
                           -----------    -----------    ---------    -----------    ---------
Class A Common:
  1997 Grants............     55,862       84 months      $ 1.00         40,033       $ 1.00
  1998 Grants............     13,700      100 months      $17.50          7,078       $17.50
  1999 Grants............     12,000      108 months      $53.00          2,400       $53.00
                             -------
                              81,562
                             =======
Series B Preferred.......    163,690      263 months      $10.00        163,690       $10.00
                             =======

  Class A Common Stock ($.001 par value) Options

     During the year ended May 31, 1997 the Company adopted the Town Sports International Inc. 1997 Common Stock Option Plan (the "1997 Plan"). The provisions of the 1997 Plan, as amended and restated, provide for the Company's Board of Directors to grant to executives and key employees options to acquire 82,569 shares of Class A stock.

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

     During the year ended December 31, 1999 the Company granted 12,600 options ("1999 Grants") with an exercise price of $53.00 and a term of 10 years. The exercise price was the then estimated fair market value. The 1999 Grants vest in full on July 1, 2009; however, vesting will be accelerated in the event the certain defined events occur including the achievement of annual equity values or the sale of the Company.

     In accordance with APB No. 25, the Company recorded unearned compensation in connection with the Amended Grants and the 1998 Grants. Such amount is included within stockholders' deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. Unearned compensation will be amortized as compensation expense over the vesting period. During the year ended May 31, 1998 and December 31, 1999, amortization of unearned compensation totaled $806 and $1,258, respectively. For the seven months ended December 31, 1998, no additional options vested and accordingly there was no amortization of unearned compensation.

     As of December 31, 1999, shares reserved for future option awards totaled 1,007.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

  Series B Preferred Stock Options

     During the year ended May 31, 1997, the Company granted 164,783 options ("Series B Options") to certain employees which entitle the holders to purchase an equal number of shares of Series B stock at an exercise price of $10.00 per share. The estimated fair value of the Series B stock on the date of grant was $35.00 per share. Accordingly, the Company recognized an aggregate charge for the difference between the Series B Options' exercise price and the estimated fair value of the Series B stock, which totaled $4,120. Series B Options were fully vested on the date of grant and expire on December 31, 2021. The terms of the Series B Options also contain provisions whereby the exercise price will be reduced or in certain cases, the option holder will receive cash in accordance with a formula as defined. The aggregate value of either a reduction in exercise price or the distribution of cash will be deemed compensatory and accordingly the Company will record compensation expense. For the years ended May 31, 1997 and 1998, the seven months ended December 31, 1998, and the year ended December 31, 1999 compensation expense recognized in connection with Series B Options totaled $273, $636, $434 and $784, respectively. There are no shares of Series B Preferred Stock reserved for future option grants.

  Class A ($0.01 par value) and Class B Convertible Options

     During the year ended May 31, 1997, in connection with the granting of Class A Common Stock ($0.001 par value) and Class B Convertible Common Stock Options, the Company recognized a compensation charge of approximately $5,933. Such charge represented the difference between the exercise price of the respective options and the fair market value of the underlying stock as determined by the Board of Directors.

  Pro Forma Operating Results

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

                                                                 YEAR ENDED
                                                     ----------------------------------
                                                          MAY 31,
                                                     ------------------    DECEMBER 31,
                                                      1997       1998          1999
                                                     -------    -------    ------------
Pro forma amounts:
  Net loss to common stockholders..................  $(1,826)   $(1,804)     $(7,723)
                                                     =======    =======      =======

     For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. For the years ending May 31, 1997, 1998, and the year ended December 31, 1999, the weighted-average fair value of the option grants was approximately $26.00, $44.00, and $30.10 respectively. The following weighted-average assumptions were used in computing the fair value of options grants: expected volatility of 60% for all periods; risk-free interest rate of approximately 6.5%, 5.5% and 5.7% for May 31, 1997, 1998, and December 31, 1999,
respectively, expected lives of five years for May 31, 1997 and December 31, 1999, and three to five years for May 31, 1998; and a zero dividend yield for all periods.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

  Warrants to buy Common Stock

     In connection with the issuance of the Subordinated note payable on December 10, 1996, warrants to buy 124,022 Class A Common Shares were issued at an exercise price of $0.01 per share. Original issue discount arising upon this issue, totaled approximately $123. 10,000 warrants were exercised on December 10, 1996. The amount of warrants outstanding was reduced during the seven months ended December 31, 1998 by 38,308 to 75,714 in connection with the issuance of the Senior stock. As of December 31, 1999, the remaining outstanding warrants are fully exercisable and expire in December 2006.

10.  ASSET ACQUISITIONS

     During the years ended May 31, 1997, 1998, the seven months ended December 31, 1998, and the year ended December 31, 1999, the Company completed the acquisition of 39 fitness clubs. With the exception of the Ultrafit, Inc. and Affiliates ("Ovox") and Lifestyle Fitness of Springfield, Inc. and Affiliates ("Lifestyle") acquisitions, as discussed below, the individual acquisitions were not material to the financial position or results of operations of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

                                                                SEVEN MONTHS
                                         YEAR ENDED MAY 31,        ENDED         YEAR ENDED
                                         -------------------    DECEMBER 31,    DECEMBER 31,
                                          1997        1998          1998            1999
                                         -------    --------    ------------    ------------
Number of clubs acquired...............       3          16            16               4
                                         ======     =======       =======          ======
Purchase prices payable in cash at
  closing..............................  $1,888     $19,733       $25,103          $2,932
Issuance and assumption of notes
  payable..............................   2,250       4,110         4,654           1,476
                                         ------     -------       -------          ------
          Total purchase prices........  $4,138     $23,843       $29,757          $4,408
                                         ======     =======       =======          ======
Allocation of purchase prices:
  Fixed assets.........................  $2,462     $ 9,011       $ 9,177          $  986
  Membership lists.....................     177       2,978         2,559             427
  Goodwill.............................   1,484      11,157        17,871           2,318
  Covenants-not-to-compete.............                 400           150             701
  Other net assets (liabilities)
     acquired..........................      15         297                           (24)
                                         ------     -------       -------          ------
          Total allocation of purchase
            prices.....................  $4,138     $23,843       $29,757          $4,408
                                         ======     =======       =======          ======

     For financial reporting purposes, these acquisitions have been accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of acquisition. The excess of purchase prices over the net tangible assets acquired has been allocated to membership lists acquired, covenant-not-to compete and goodwill. Intangible assets are amortized by the straight-line basis over the estimated life of the asset. Acquired membership lists are amortized over a 2 year period and goodwill is amortized over remaining lives of the leases of the acquired fitness club which range from 3.5 to 15 years. Covenants-not-to-compete are amortized over the life of the respective agreements, generally 5 years. The results of operations of the clubs have been included in the Company's consolidated financial statements from the respective dates of acquisition and the impact of these acquisitions on the consolidated financial statements of the Company was not material, with the exception of the following acquisitions.

     On April 6, 1998, the Company acquired Ovox. Ovox's operations consisted of four fitness clubs in New Jersey which were owned and operated by a common group of investors. The purchase price totaled $8,177, which included $7,750 of cash and notes payable of $236. Transaction costs amounted to $191. The excess of the purchase price over the net fair value of the assets acquired was $6,589, and has been allocated to the

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES membership lists acquired and goodwill. The following unaudited pro forma information has been prepared assuming the Ovox acquisition had taken place at the beginning of the respective periods. The pro forma adjustments give effect to amortization of goodwill, interest expense on acquisition debt, and related income tax effects:

                                                              FOR THE YEARS ENDED MAY 31,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
                                                              (UNAUDITED)     (UNAUDITED)
Revenues....................................................    $60,898         $87,158
Pro forma net income (loss) before extraordinary items and
  cumulative effect of change in accounting policy..........       (862)          1,127
Proforma net loss to common stockholders....................    $(2,148)        $(2,130)

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

                                                                            FOR THE SEVEN
                                                            FOR THE YEAR    MONTHS ENDED
                                                               ENDED        DECEMBER 31,
                                                            MAY 31, 1998        1998
                                                            ------------    -------------
                                                            (UNAUDITED)      (UNAUDITED)
Revenues..................................................    $90,037          $72,989
Pro forma net income (loss) before extraordinary items and
  cumulative effect of change in accounting policy........      1,130             (644)
Proforma net loss to common stockholders..................    $(2,128)         $(2,790)

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

11.  REVENUE FROM CLUB OPERATIONS

     Revenues from club operations for the years ended May 31, 1997, 1998, the seven months ended December 31, 1997 (Unaudited), 1998 and the year ended December 31, 1999 are summarized below:

                                                      SEVEN MONTHS ENDED
                              YEAR ENDED MAY 31,         DECEMBER 31,          YEAR ENDED
                              ------------------    ----------------------    DECEMBER 31,
                               1997       1998         1997         1998          1999
                              -------    -------    -----------    -------    ------------
                                                    (UNAUDITED)
Membership dues.............  $45,916    $66,878      $34,987      $59,105      $132,467
Initiation Fees.............    3,308      4,408        2,423        3,374         7,635
Other club revenues.........    4,940      8,433        4,080        7,485        17,338
                              -------    -------      -------      -------      --------
                              $54,164    $79,719      $41,490      $69,964      $157,440
                              =======    =======      =======      =======      ========

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

12.  CORPORATE INCOME TAXES

     The (benefit) provision for income taxes for the years ended May 31, 1997, 1998, the seven months ended December 31, 1998 and the year ended December 31, 1999 consists of the following:

                                                            YEAR ENDED MAY 31, 1997
                                                        -------------------------------
                                                                     STATE
                                                        FEDERAL    AND LOCAL     TOTAL
                                                        -------    ---------    -------
Current...............................................  $ 1,053     $   762     $ 1,815
Deferred..............................................   (1,226)       (832)     (2,058)
                                                        -------     -------     -------
                                                        $  (173)    $   (70)    $  (243)
                                                        =======     =======     =======

                                                            YEAR ENDED MAY 31, 1998
                                                        -------------------------------
                                                                     STATE
                                                        FEDERAL    AND LOCAL     TOTAL
                                                        -------    ---------    -------
Current...............................................  $ 1,383     $   935     $ 2,318
Deferred..............................................     (751)       (436)     (1,187)
                                                        -------     -------     -------
                                                        $   632     $   499     $ 1,131
                                                        =======     =======     =======

                                                              SEVEN MONTHS ENDED
                                                               DECEMBER 31, 1998
                                                        -------------------------------
                                                                     STATE
                                                        FEDERAL    AND LOCAL     TOTAL
                                                        -------    ---------    -------
Current...............................................  $   588     $   425     $ 1,013
Deferred..............................................     (952)       (460)     (1,412)
                                                        -------     -------     -------
                                                        $  (364)    $   (35)    $  (399)
                                                        =======     =======     =======

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1999
                                                        -------------------------------
                                                                     STATE
                                                        FEDERAL    AND LOCAL     TOTAL
                                                        -------    ---------    -------
Current...............................................  $ 2,432     $ 1,398     $ 3,830
Deferred..............................................   (1,932)     (1,327)     (3,259)
                                                        -------     -------     -------
                                                        $   500     $    71     $   571
                                                        =======     =======     =======

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     The components of the net deferred tax asset as of May 31, 1998, December 31, 1998 and 1999 are summarized below:

                                                                      DECEMBER 31,
                                                        MAY 31,    ------------------
                                                         1998       1998       1999
                                                        -------    -------    -------
Deferred tax assets:
  Deferred lease liabilities..........................  $ 4,106    $ 4,750    $ 5,927
  Compensation expense incurred in connection with
     stock options....................................    2,445      2,611      3,335
  Fixed assets and intangible assets..................      358      1,176      2,291
  State net operating loss carry-forwards.............      214        286        646
  Deferred revenue....................................    2,349      2,964      4,487
  Other...............................................       56        162        154
                                                        -------    -------    -------
                                                          9,528     11,949     16,840
                                                        -------    -------    -------
Deferred tax liabilities:
  Accrued expenses....................................  $  (150)   $  (149)   $   (65)
  Deferred costs......................................   (2,035)    (2,946)    (4,662)
                                                        -------    -------    -------
                                                         (2,185)    (3,095)    (4,727)
                                                        -------    -------    -------
          Net deferred tax assets, prior to valuation
            allowance.................................    7,343      8,854     12,113
Valuation allowance...................................     (184)      (284)      (284)
                                                        -------    -------    -------
          Net deferred tax assets.....................  $ 7,159    $ 8,570    $11,829
                                                        =======    =======    =======

     As of December 31, 1999, the Company has state net operating loss carry-forwards of approximately $2,900. Such amounts expire between December 31, 2000 and December 31, 2008.

     The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income (loss) before provision (benefit) for corporate income taxes:

                                               YEAR ENDED     SEVEN MONTHS
                                                MAY 31,          ENDED         YEAR ENDED
                                              ------------    DECEMBER 31,    DECEMBER 31,
                                              1997    1998        1998            1999
                                              ----    ----    ------------    ------------
Federal statutory tax rate..................  (34)%    34%        (34)%            34%
State and local income taxes, net of federal
  tax benefit and change of valuation
  allowance.................................  (14)     15         (13)              8
Change in state effective income tax rate...   --      --          14              40
Non-deductible goodwill and other permanent
  differences...............................   --      --          --              10
Adjustment to prior year's tax refund.......   25      --          --              --
Non-taxable interest income.................   --      --         (11)             --
Other.......................................    2       1           2              --
                                              ---      --         ---              --
                                              (21)%    50%        (42)%            92%
                                              ===      ==         ===              ==

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

13.  CONTINGENCIES

     The Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

14.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan provides for the Company to make discretionary contributions; however, the Company elected not to make contributions for the years ended May 31, 1997, 1998, the seven months ended December 31, 1998, and the year ended December 31, 1999.

15.  EXTRAORDINARY ITEM

     During the year ended May 31, 1998, the Company completed a $85,000 financing. As part of this financing, an existing term loan, a line of credit and a subordinated note were repaid. Accordingly, previously capitalized fees and expenses relating to obtaining such financing of $1,406 were written off, net of taxes of $624.

16.  SUBSEQUENT EVENT

     Subsequent to December 31, 1999, the Company acquired one fitness club. This acquisition will be accounted for in accordance with the purchase method. The aggregate purchase price totaled $4,190 which included $3,790 payable at closing and the issuance of a note payable totaling $400.


[PRICEWATERHOUSECOOPERS LOGO]
                                                             PRICEWATERHOUSECOOPERS LLP
                                                             1301 Avenue of the Americas
                                                             New York NY 10019-6013
                                                             Telephone (212) 259 1000
                                                             Facsimile (212) 259 1301

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Town Sports International, Inc.:

     Our audits on the consolidated financial statements referred to in our report dated February 18, 2000 appearing in this Form 10-K on page F-1 also included an audit of the financial statement schedule which appears on page F-25 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                           [/s/ PricewaterhouseCoopers LLP]

February 18, 2000

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)
FOR EACH OF THE YEARS ENDED MAY 31, 1997, 1998, THE SEVEN PERIOD
ENDED DECEMBER 31, 1998 AND THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING      COST AND       OTHER                        END
                                       OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS     OF YEAR
                                        COL. B               COL. C               COL. D        COL. E
                                      ----------    ------------------------    ----------    ----------
Deferred tax asset valuation
  allowance:
  1997..............................     $284                                     ($100)(1)      $184
  1998..............................      184                                                     184
  The seven months ended December
     31, 1998.......................      184          $100(2)                                    284
  The year ended December 31,
     1999...........................      284                                                     284

---------------
(1) Reduction of valuation allowance from the utilization of state net operating loss carryforwards which were no longer required.

(2) Increase in valuation allowance required for state net operating loss carryforwards.