Form 10-Q
period 2000-03-31
TOWN SPORTS INTERNATIONAL INC
filed 2000-05-08
CIK 1029787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM                TO                .

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

                          [X] Yes               [ ] No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,005,698.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 1999 and March 31, 2000.........................    2
     b) Condensed Consolidated Statements of Operations for
        the three months ended March 31, 1999 and 2000......    3
     c) Condensed Consolidated Statements of Cash Flow for
        the three months ended March 31, 1999 and 2000......    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    6
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................    9
  Item 2. Changes in Securities.............................    9
  Item 3. Defaults upon Senior Securities...................    9
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................    9
  Item 5. Other Information.................................    9
  Item 6. Exhibits and Reports on Form 8-K..................    9
SIGNATURES..................................................   10
Exhibit Index...............................................   11

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
                      ALL FIGURES $'000, EXCEPT SHARE DATA

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                              (UNAUDITED)    (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 27,125       $ 24,854
  Accounts receivable.......................................         576            848
  Inventory.................................................       1,070            968
  Prepaid expenses and other current assets.................       1,475          1,494
                                                                --------       --------
         Total current assets...............................      30,246         28,164
Fixed assets, net of accumulated depreciation of $36,388 and
  $39,955 at December 31, 1999 and March 31, 2000,
  respectively..............................................     123,894        133,154
Intangible assets, net of accumulated amortization of
  $12,939 and $14,742 at December 31, 1999 and March 31,
  2000, respectively........................................      37,648         39,902
Deferred tax asset..........................................      11,829         12,511
Deferred membership costs...................................      10,841         11,713
Other assets................................................       1,220          1,326
                                                                --------       --------
         Total assets.......................................    $215,678       $226,770
                                                                ========       ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................    $  2,276       $  2,617
  Accounts payable..........................................       3,146          2,419
  Accrued expenses and Corporate income taxes payable.......      10,116         15,751
  Deferred revenue..........................................      15,723         19,478
                                                                --------       --------
         Total current liabilities..........................      31,261         40,265
                                                                --------       --------
Long-term debt and capital lease obligations................     129,926        130,005
Deferred lease liabilities..................................      13,852         14,878
Deferred revenue............................................       2,049          2,418
Other liabilities...........................................       2,121          2,090
                                                                --------       --------
         Total liabilities..................................     179,209        189,656
                                                                --------       --------
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $45,478 and $46,829 at December 31,
  1999, and March 31, 2000, respectively; authorized 100,000 shares; 40,000 shares issued and outstanding at December
  31, 1999 and March 31, 2000...............................      42,066         43,503
                                                                --------       --------
Stockholders' deficit:
  Series A preferred stock, $1.00 par value; at liquidation
    value, authorized 200,000 shares, 153,637 shares issued
    and outstanding at December 31, 1999 and March 31,
    2000....................................................      23,216         24,029
  Series B preferred stock, $1.00 par value; at liquidation
    value authorized 200,000 shares, 3,855 and 3,822 shares
    issued and outstanding at December 31, 1999 and
    March 31, 2000 respectively.............................         204            209
  Class A voting common stock, $.001 par value; 1,014,086
    and 1,005,698 shares issued and outstanding at December
    31, 1999 and March 31, 2000, respectively...............           1              1
  Paid-in capital...........................................       8,556          8,377
  Unearned compensation.....................................      (1,240)        (1,240)
  Accumulated deficit.......................................     (36,334)       (37,765)
                                                                --------       --------
         Total stockholders' deficit........................      (5,597)        (6,389)
                                                                --------       --------
         Total liabilities and stockholders' deficit........    $215,678       $226,770
                                                                ========       ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                               ALL FIGURES $'000

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Club operations...........................................    $35,548        $48,724
  Fees and other............................................        591            545
                                                                -------        -------
                                                                 36,139         49,269
                                                                -------        -------

Operating expenses:
  Payroll and related.......................................     13,790         19,811
  Club operating............................................     12,532         15,332
  General and administrative................................      2,261          3,222
  Depreciation and amortization.............................      4,629          6,026
  Compensation expense in connection with stock options.....        190            209
                                                                -------        -------
                                                                 33,402         44,600
                                                                -------        -------
  Operating income..........................................      2,737          4,669
Interest expense............................................      2,168          3,614
Interest income.............................................       (250)          (556)
                                                                -------        -------
  Income before provision for corporate income tax..........        819          1,611
Provision for corporate income tax..........................        395            784
                                                                -------        -------
  Net Income................................................        424            827
Accreted dividends on preferred stock.......................     (1,933)        (2,170)
                                                                -------        -------
  Net loss attributable to common stockholders..............    $(1,509)       $(1,343)
                                                                =======        =======

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                               ALL FIGURES $'000

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $    424       $    827
                                                               --------       --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      4,629          6,026
  Compensation expense in connection with stock options.....        190            209
  Noncash rental expense, net of noncash rental income......        933          1,026
  Share of net income in affiliated companies...............        (47)          (112)
  Amortization of debt issuance costs.......................        157            371
  Change in certain working capital components..............      6,001          9,871
  Increase in deferred tax asset............................       (702)          (682)
  Increase in deferred membership costs.....................     (1,108)          (872)
  Other.....................................................         44            (11)
                                                               --------       --------
     Total adjustments......................................     10,097         15,826
                                                               --------       --------
     Net cash provided by operating activities..............     10,521         16,653
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures, net of effects of acquired
     businesses.............................................    (11,371)       (12,768)
  Acquisition of businesses.................................     (1,050)        (5,090)
  Intangible and other assets...............................       (128)           (77)
  Landlord contributions....................................         87            120
                                                               --------       --------
     Net cash used in investing activities..................    (12,462)       (17,815)
                                                               --------       --------
Cash Flows from Financing Activities:
  Repayments of borrowings..................................       (396)          (718)
  Repurchase of stock and other.............................         --           (391)
                                                               --------       --------
     Net cash used in financing activities..................       (396)        (1,109)
                                                               --------       --------
     Net decrease in cash and cash equivalents..............     (2,337)        (2,271)
Cash and cash equivalents at beginning of period............     19,154         27,125
                                                               --------       --------
     Cash and cash equivalents at end of period.............   $ 16,817       $ 24,854
                                                               ========       ========
Summary of change in certain working capital components, net of effects of acquired businesses:
  Increase in accounts receivable...........................   $   (387)          (394)
  Decrease in inventory.....................................         98            118
  Increase in prepaid expenses and other current assets.....       (189)            11
  Increase in accounts payable and accrued expenses.........      3,673          6,012
  Increase in deferred revenue..............................      2,806          4,124
                                                               --------       --------
     Net changes in working capital.........................   $  6,001       $  9,871
                                                               ========       ========
  Supplemental disclosures of cash flow information:
     Noncash investing and financing activities:

     The Company assumed $1,138 of long term debt in connection with club acquisitions during the three month period ended March 31, 2000.
         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
                         ALL FIGURES $'000 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the quarter ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------    ---------
Series B 9 3/4% Senior Notes, due 2004......................    $125,000      $125,000
Notes payable for acquired businesses.......................       3,777         4,474
Capital lease obligations...................................       3,425         3,148
                                                                --------      --------
                                                                 132,202       132,622
Less, Current portion due within one year...................       2,276         2,617
                                                                --------      --------
Long-term portion...........................................    $129,926      $130,005
                                                                ========      ========

     As of March 31, 2000, the Company has a line of credit, with its principal banks for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were no outstanding borrowings against this line of credit as of March 31, 2000 and outstanding letters of credit issued totaled $1.6 million. The unutilized portion of the line of credit as of March 31, 2000, was $23.4 million. This line of credit expires on October 15, 2002.

     The line of credit contains various covenants including interest coverage (as defined) and a leverage ratio as well as restrictions on the payment of dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of March 31, 2000, we operated 86 clubs that collectively served approximately 230,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. Our target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income of approximately $50,000.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of March 31, 2000, approximately half of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under its New York Sports Club "NYSC" brand name. We are the largest fitness club operator in Manhattan with 26 locations and operate a total of 65 clubs under the NYSC name within a defined radius of New York City. We operate 11 clubs surrounding Washington, DC under our Washington Sports Club brand name and have begun establishing similar clusters surrounding Boston and Philadelphia under our Boston Sports Club and Philadelphia Sports Club brand names, respectively. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

HISTORICAL CLUB GROWTH

     The following table sets for our club growth during each of the quarters in 1999 and the quarter ended March 31, 2000.

                                                                      1999                   2000
                                                        ---------------------------------    ----
                                                        Q1     Q2     Q3     Q4     TOTAL     Q1
                                                        ---    ---    ---    ---    -----    ----
Clubs operated at beginning of period...............     69     74     79     83     69        86
Greenfield clubs....................................      4      4      3      3     14         0
Acquired clubs......................................      2      1      1      0      4         1
Relocated clubs.....................................     (1)     0      0      0      0        (1)
                                                        ---    ---    ---    ---     --      ----
Clubs operated at end of period.....................     74     79     83     86     86        86
Number of managed clubs included at end of period...      4      4      4      4      4         2(a)

---------------
(a) In March 2000, two clubs previously managed by the Company were purchased by the Company.

    RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     2000
                                                              -----    -----
Revenue.....................................................  100.0%   100.0%
                                                              -----    -----
Operating expenses
  Payroll and related.......................................   38.2     40.2
  Club operating............................................   34.6     31.1
  General and administrative................................    6.3      6.6
  Depreciation and amortization.............................   12.8     12.2
  Compensation expense in connection with stock options.....    0.5      0.4
                                                              -----    -----
  Operating income..........................................    7.6      9.5
Interest expense............................................    6.0      7.3
Interest income.............................................   (0.7)    (1.1)
                                                              -----    -----
  Income before provision for corporate income tax..........    2.3      3.3
Provision for corporate income tax..........................    1.1      1.6
                                                              -----    -----
  Net income................................................    1.2      1.7
Accreted dividend on preferred stock........................   (5.4)    (4.4)
                                                              -----    -----
  Net loss attributable to common stockholders..............   (4.2)%   (2.7)%
                                                              =====    =====

  Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

     Revenues. Revenues increased approximately $13.1 million, or 36.3%, to $49.3 million during the quarter ended March 31, 2000 from $36.1 million in the quarter ended March 31, 1999. This increase resulted from the 27 clubs opened or acquired the last three quarters of 1998 (approximately $3.0 million), 18 opened or acquired during 1999 (approximately $5.1 million) and the three clubs acquired in the first quarter of 2000 (approximately $1.3 million). In addition, revenues increased during the quarter by approximately $3.7 million at the Company's mature clubs (clubs owned and operated for at least 24 months) resulting from increased membership and dues.

     Operating Expenses. Operating expenses increased $11.2 million, or 33.5%, to $44.6 million in the quarter ended March 31, 2000, from $33.4 million in the quarter ended March 31, 1999. The increase was primarily due to a 22.6% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 247 in the quarter ended March 31, 2000 from 202 in the quarter ended March 31, 1999, in addition to the following factors:

          Payroll and related increased by $6.0 million, or 43.7% to $19.8 million in the quarter ended March 31, 2000, from $13.8 million in the quarter ended March 31, 1999. This increase was principally attributable to the acquisition or opening of 18 clubs in 1999 and one of the acquired clubs in the first quarter of 2000. Payroll and related as a percent of revenue increased from 38.2% to 40.2%. This increase is principally due to increases in private training payroll.

          Club operating increased by $2.8 million or 22.3% to $15.3 million in the quarter ended March 31, 2000, from $12.5 million in the quarter ended March 31, 1999. This increase is attributable to the acquisition or opening of 18 clubs in 1999 and one of the acquired clubs in the first quarter of 2000.

          General and administrative increased by $961,000, or 42.5% to $3.2 million in the quarter ended March 31, 2000, from $2.3 million, in the quarter ended March 31, 1999. This increase is attributable to expenses associated with the Company's expansion, including the expansion of the Company's corporate office and upgrade of the Company's management information systems. In March 1999 the Company moved its membership billing processing center to a purpose-built location separated from its corporate office.

          Depreciation and amortization increased by $1.4 million, or 30.2% to $6.0 million in the quarter ended March 31, 2000, from $4.6 million in the quarter ended March 31, 1999 This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions or club openings since the quarter ended March 31, 1999 and the increased fixed and intangible assets arising out of one of the club acquisitions during the first quarter of 2000.

          Compensation expense in connection with stock options increased $19,000 or 10.0% to $209,000 for the quarter ended March 31, 2000 from $190,000 in the quarter ended March 31, 1999 and relates to preferred stock options. The increase is attributable to the compounding of dividends on these preferred stock options.

     Interest Expense. Interest expense increased $1.4 million to $3.6 million during the quarter ended March 31, 2000, from $2.2 million in the quarter ended March 31, 1999. This increase was primarily due to increased borrowings associated with the completion of the $40 million Senior Note issuance in June of 1999.

     Interest Income. Interest income increased $306,000 to $556,000 during the quarter ended March 31, 2000 from $250,000 in the quarter ended March 31, 1999. The increased level of interest income was primarily due to higher levels of cash on hand and slightly higher interest rates earned during the quarter ended March 31, 2000.

     Provision for Income Tax. The income tax provision for the quarter ended March 31, 2000 was $784,000 compared to a tax provision of $395,000 for the quarter ended March 31, 1999.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $237,000 to $2.2 million during the quarter ended March 31, 2000, from $1.9 million in the quarter ended March 31, 1999. This increase is primarily a result of the compounding of accreted dividends previously recorded.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the quarter ended March 31, 2000 was $16.7 million compared to $10.5 million for the quarter ended March 31, 1999, an increase of $6.2 million. Cash flows from operations has improved as the profitability of the mature club base and the clubs opened or acquired during the last three quarters of 1998, continues to improve. The balance of the increase is principally due to an increase in the working capital deficit of the Company. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (I) during the month services are rendered, or (ii) when paid-in-full, 12 months in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

     Investing Activities. The Company invested $12.8 million and $5.1 million in capital expenditures and business acquisitions, respectively during the quarter ended March 31, 2000. The Company currently estimates total capital expenditure and asset acquisition requirements for the remaining three quarters of 2000 to approximate $33.0 million, which includes $2.1 million that management intends to renovate and expand certain existing clubs, $5.2 million to maintain certain existing clubs and $3.0 million to further upgrade its management information systems.

     Financing Activities. The Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $25 million. The line of credit contains restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the

Company. As of March 31, 2000, the Company has approximately $23.4 million available under the line of credit, which matures in October 2002, and has no scheduled amortization requirements. The Credit Facility was amended to allow for maximum borrowings or $25.0 million. Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of 2000, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2000. There can be no assurance that such financing will be available or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position and or materially adversely affect the Company's business, results of operations or financial condition. The Credit Facility accrues interest at variable rates based on market conditions, accordingly, future increase in interest rates could have a negative impact on net income.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q of the Company for the three month period ended March 31, 2000 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

                   TOWN SPORTS INTERNATIONAL, INC.
                   (Registrant)

DATE: May 8, 2000  By: /s/ RICHARD PYLE
                   ----------------------------------------------------
                   Richard Pyle
                   Chief Financial Officer
                   (principal financial and accounting officer)

DATE: May 8, 2000  By: /s/ MARK SMITH
                   ----------------------------------------------------
                   Mark Smith
                   Chief Executive Officer
                   (principal executive officer)

EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 (27)     Financial Data Schedule (to be filed electronically).