Form 10-Q
period 2000-06-30
TOWN SPORTS INTERNATIONAL INC
filed 2000-08-08
CIK 1029787

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 1999 and June 30, 2000..........................    2
     b) Condensed Consolidated Statements of Operations for
        the three and six months ended June 30, 1999 and
        2000................................................    3
     c) Condensed Consolidated Statements of Cash Flow for
        the three and six months ended June 30, 1999 and
        2000................................................    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    6
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   10
  Item 2. Changes in Securities.............................   10
  Item 3. Defaults upon Senior Securities...................   10
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   10
  Item 5. Other Information.................................   10
  Item 6. Exhibits and Reports on Form 8-K..................   10
SIGNATURES..................................................   11
Exhibit Index...............................................   12

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND JUNE 30, 2000
                      ALL FIGURES $'000, EXCEPT SHARE DATA

                                                              DECEMBER 31,    JUNE 30,
                                                                  1999          2000
                                                              ------------   -----------
                                                              (UNAUDITED)    (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 27,125      $ 24,522
  Accounts receivable.......................................         576         1,244
  Inventory.................................................       1,070           802
  Prepaid expenses and other current assets.................       1,475         1,133
                                                                --------      --------
         Total current assets...............................      30,246        27,701
Fixed assets, net of accumulated depreciation of $36,388 and
  $44,745 at December 31, 1999 and June 30, 2000,
  respectively..............................................     123,894       144,173
Intangible assets, net of accumulated amortization of
  $12,939 and $16,413 at December 31, 1999 and June 30,
  2000, respectively........................................      37,648        38,351
Deferred tax asset..........................................      11,829        13,521
Deferred membership costs...................................      10,841        12,159
Other assets................................................       1,220         1,251
                                                                --------      --------
         Total assets.......................................    $215,678      $237,156
                                                                ========      ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................    $  2,276      $  2,833
  Accounts payable..........................................       3,146         2,443
  Accrued expenses and Corporate income taxes payable.......      10,116        13,944
  Deferred revenue..........................................      15,723        20,610
                                                                --------      --------
         Total current liabilities..........................      31,261        39,830
                                                                --------      --------
Long-term debt and capital lease obligations................     129,926       136,455
Deferred lease liabilities..................................      13,852        15,685
Deferred revenue............................................       2,049         2,517
Other liabilities...........................................       2,121         3,913
                                                                --------      --------
         Total liabilities..................................     179,209       198,400
                                                                --------      --------
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $45,478 and $48,207 at December 31,
  1999, and June 30, 2000, respectively; authorized 100,000
  shares; 40,000 shares issued and outstanding at December
  31, 1999 and June 30, 2000................................      42,066        44,966
                                                                --------      --------
Stockholders' deficit:
  Series A preferred stock, $1.00 par value; at liquidation
    value, authorized 200,000 shares, 153,637 shares issued
    and outstanding at December 31, 1999 and June 30,
    2000....................................................      23,216        24,841
  Series B preferred stock, $1.00 par value; at liquidation
    value authorized 200,000 shares, 3,855 and 3,822 shares
    issued and outstanding at December 31, 1999 and
    June 30, 2000 respectively..............................         204           216
  Class A voting common stock, $.001 par value; 1,014,086
    and 1,005,698 shares issued and outstanding at December
    31, 1999 and June 30, 2000, respectively................           1             1
  Paid-in capital...........................................       8,556         8,587
  Unearned compensation.....................................      (1,240)       (1,240)
  Accumulated deficit.......................................     (36,334)      (38,615)
                                                                --------      --------
         Total stockholders' deficit........................      (5,597)       (6,210)
                                                                --------      --------
         Total liabilities and stockholders' deficit........    $215,678      $237,156
                                                                ========      ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                               ALL FIGURES $'000

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               --------------------------   --------------------------
                                                  1999           2000          1999           2000
                                               -----------    -----------   -----------    -----------
                                               (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues:
  Club operations............................    $38,049        $52,094       $73,597       $100,818
  Fees and other.............................        582            649         1,173          1,194
                                                 -------        -------       -------       --------
                                                  38,631         52,743        74,770        102,012
                                                 -------        -------       -------       --------

Operating expenses:
  Payroll and related........................     15,402         20,804        29,192         40,615
  Club operating.............................     12,780         15,833        25,312         31,165
  General and administrative.................      2,569          3,881         4,830          7,103
  Depreciation and amortization..............      5,200          6,130         9,829         12,156
  Compensation expense in connection with
     stock options...........................        659            210           849            419
                                                 -------        -------       -------       --------
                                                  36,610         46,858        70,012         91,458
                                                 -------        -------       -------       --------
  Operating income...........................      2,021          5,885         4,758         10,554
Interest expense.............................      2,356          3,356         4,524          6,802
Interest income..............................       (150)          (353)         (400)          (741)
                                                 -------        -------       -------       --------
  Income (loss) before provision (benefit)
     for corporate income tax................       (185)         2,882           634          4,493
Provision (benefit) for corporate income
  tax........................................        (76)         1,451           319          2,235
                                                 -------        -------       -------       --------
  Net Income (loss)..........................       (109)         1,431           315          2,258
Accreted dividends on preferred stock........     (1,955)        (2,195)       (3,888)        (4,368)
                                                 -------        -------       -------       --------
  Net loss attributable to common
     stockholders............................    $(2,064)       $  (764)      $(3,573)      $ (2,110)
                                                 =======        =======       =======       ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                               ALL FIGURES $'000

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $    315       $  2,258
                                                               --------       --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      9,829         12,156
  Compensation expense in connection with stock options.....        849            419
  Noncash rental expense, net of noncash rental income......      1,698          1,743
  Share of net income in affiliated companies...............       (168)          (230)
  Amortization of debt issuance costs.......................        350            731
  Change in certain working capital components..............      8,749          8,953
  Increase in deferred tax asset............................     (1,698)        (1,790)
  Increase in deferred membership costs.....................     (1,835)        (1,318)
  Other.....................................................         44             59
                                                               --------       --------
    Total adjustments.......................................     17,818         20,723
                                                               --------       --------
    Net cash provided by operating activities...............     18,133         22,981
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures, net of effects of acquired
    businesses..............................................    (29,565)       (27,516)
  Acquisition of businesses.................................     (2,025)        (5,152)
  Intangible and other assets...............................       (145)           (41)
  Landlord contributions....................................        586          1,568
                                                               --------       --------
    Net cash used in investing activities...................    (31,149)       (31,141)
                                                               --------       --------
Cash Flows from Financing Activities:
  Proceeds from borrowings, net of effects of acquired
    businesses..............................................     35,778          7,380
  Repayments of borrowings..................................     (1,064)        (1,432)
  Repurchase of stock and other.............................        (24)          (391)
                                                               --------       --------
    Net cash provided by financing activities...............     34,690          5,557
                                                               --------       --------
    Net (decrease) increase in cash and cash equivalents....     21,674         (2,603)
Cash and cash equivalents at beginning of period............     19,154         27,125
                                                               --------       --------
    Cash and cash equivalents at end of period..............   $ 40,828       $ 24,522
                                                               ========       ========
Summary of change in certain working capital components, net of effects of acquired businesses:
  (Increase) decrease in accounts receivable................   $    207           (384)
  Decrease in inventory.....................................         94            284
  Decrease in prepaid expenses and other current assets.....         43            602
  Increase in accounts payable and accrued expenses.........      4,215          3,159
  Increase in deferred revenue..............................      4,190          5,292
                                                               --------       --------
    Net changes in working capital..........................   $  8,749       $  8,953
                                                               ========       ========
  Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:

     The Company assumed $1,138 of long term debt in connection with club acquisitions during the six month period ended June 30, 2000.

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND JUNE 30, 2000
                         ALL FIGURES $'000 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the quarter and the six months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1999          2000
                                                              ------------    ---------
Series B 9 3/4% Senior Notes, due 2004......................    $125,000      $125,000
Line of credit..............................................          --         6,000
Notes payable for acquired businesses.......................       3,777         4,093
Capital lease obligations...................................       3,425         4,195
                                                                --------      --------
                                                                 132,202       139,288
Less, Current portion due within one year...................       2,276         2,833
                                                                --------      --------
Long-term portion...........................................    $129,926      $136,455
                                                                ========      ========

     As of June 30, 2000, the Company has a line of credit, with its principal banks for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. Borrowings against this line of credit as of June 30, 2000 amounted to $6.0 million at an interest rate of 9.25%, and outstanding letters of credit issued totaled $1.7 million. The unutilized portion of the line of credit as of June 30, 2000, was $17.3 million. This line of credit expires on October 15, 2002.

     The line of credit contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends.

3.  SUBSEQUENT EVENT

     On July 13, 2000, the Company acquired Health Development Corporation, ("HDC") a Massachusetts Corporation. HDC was purchased for $18.9 million in cash. Including $500,000 of estimated transaction costs the aggregate purchase price amounts to $19.4 million. The acquisition was financed with $6.0 million of line of credit borrowings and cash on hand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of June 30, 2000, we operated 91 clubs that collectively served approximately 241,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. Our target customer is college-educated, typically between the ages of 20 and 44 and earns an annual income of approximately $50,000.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of June 30, 2000, approximately half of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club "NYSC" brand name. We are the largest fitness club operator in Manhattan with 28 locations and operate a total of 68 clubs under the NYSC name within a defined radius of New York City. We operate eleven clubs in the Washington, DC market, six clubs in the Boston, MA, market four clubs in the Philadelphia, PA market under our Washington Sports Club, Boston Sports Club and Philadelphia Sports Club brand names, respectively. In addition we operate two clubs in Switzerland. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

     On July 13, 2000 we purchased Health Development Corporation "HDC", significantly, increasingly our presence in the greater Boston market. HDC operated nine health clubs and provided management services at three health clubs in the greater Boston market.

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

HISTORICAL CLUB GROWTH

     The following table sets for our club growth during each of the quarters in 1999 and each of the quarters ended June 30, 2000.

                                                                1999                      2000
                                                  ---------------------------------    -----------
                                                  Q1     Q2     Q3     Q4     TOTAL     Q1     Q2
                                                  ---    ---    ---    ---    -----    ----    ---
Clubs operated at beginning of period.........     69     74     79     83     69        86    86
Greenfield clubs..............................      4      4      3      3     14         0     5
Acquired clubs................................      2      1      1      0      4         1     0
Relocated clubs...............................     (1)     0      0      0     (1)       (1)    0
                                                  ---    ---    ---    ---     --      ----    --
Clubs operated at end of period...............     74     79     83     86     86        86    91
Number of managed clubs included at end of
  period......................................      4      4      4      4      4         2(a)  2

---------------
(a) In March 2000, we purchased two clubs previously managed by the Company.

    RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                                 THREE MONTHS       SIX MONTHS
                                                                    ENDED             ENDED
                                                                   JUNE 30,          JUNE 30,
                                                                --------------    --------------
                                                                1999     2000     1999     2000
                                                                -----    -----    -----    -----
Revenue.....................................................    100.0%   100.0%   100.0%   100.0%
                                                                -----    -----    -----    -----
Operating expenses
  Payroll and related.......................................     39.9     39.4     39.0     39.8
  Club operating............................................     33.0     30.0     33.9     30.6
  General and administrative................................      6.7      7.4      6.5      7.0
  Depreciation and amortization.............................     13.5     11.6     13.1     11.9
  Compensation expense in connection with stock options.....      1.7      0.4      1.1      0.4
                                                                -----    -----    -----    -----
  Operating income..........................................      5.2     11.2      6.4     10.3
Interest expense............................................      6.1      6.4      6.1      6.6
Interest income.............................................     (0.4)    (0.7)    (0.5)    (0.7)
                                                                -----    -----    -----    -----
  Income (loss) before provision (benefit) for corporate
    income tax..............................................     (0.5)     5.5      0.8      4.4
Provision (benefit) for corporate income tax................     (0.2)     2.8      0.4      2.2
                                                                -----    -----    -----    -----
  Net income (loss).........................................     (0.3)     2.7      0.4      2.2
Accreted dividends on preferred stock.......................     (5.1)    (4.2)    (5.2)    (4.3)
                                                                -----    -----    -----    -----
  Net loss attributable to common stockholders..............     (5.4)%   (1.5)%   (4.8)%   (2.1)%
                                                                =====    =====    =====    =====

  Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues. Revenues increased approximately $14.1 million, or 36.5%, to $52.7 million during the quarter ended June 30, 2000 from $38.6 million in the quarter ended June 30, 1999. This increase resulted from the 13 clubs opened or acquired the last two quarters of 1998 (approximately $1.6 million), 18 opened or acquired during 1999 (approximately $5.2 million) and the eight clubs opened or acquired in the first six months of 2000 (approximately $2.3 million). In addition, revenues increased during the quarter by approximately $5.4 million or 16.7%, at the Company's mature clubs (clubs owned and operated for at least 24 months) resulting from increased membership dues and ancilliary revenue. The increase was offset by a $400,000 decrease in revenue associated with a club relocated in the first quarter of 2000.

     Operating Expenses. Operating expenses increased $10.2 million, or 28.0%, to $46.9 million in the quarter ended June 30, 2000, from $36.6 million in the quarter ended June 30, 1999. The increase was primarily due to a 18.9% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 258 in the quarter ended June 30, 2000 from 218 in the quarter ended June 30, 1999, in addition to the following factors:

          Payroll and related increased by $5.4 million, or 35.1% to $20.8 million in the quarter ended June 30, 2000, from $15.4 million in the quarter ended June 30, 1999. This increase was attributable to the acquisition or opening of 18 clubs in 1999 and the eight opened or acquired clubs in the first six months of 2000. The increase was also attiributable to an increase in personal training payroll.

          Club operating increased by $3.1 million or 23.9% to $15.8 million in the quarter ended June 30, 2000, from $12.8 million in the quarter ended June 30, 1999. This increase is attributable to the acquisition or opening of 18 clubs in 1999 and eight opened or acquired clubs in the first six months of 2000.

          General and administrative increased by $1.3 million, or 51.1% to $3.9 million in the quarter ended June 30, 2000, from $2.6 million, in the quarter ended June 30, 1999. This increase is attributable to expenses associated with the Company's expansion, including the enhancement of the Company's management information systems.

          Depreciation and amortization increased by $930,000, or 17.9% to $6.1 million in the quarter ended June 30, 2000, from $5.2 million in the quarter ended June 30, 1999. This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions and club openings since the quarter ended June 30, 1999 and the increased fixed and intangible assets arising from the eight clubs opened or acquired during the first six months of 2000.

          Compensation expense in connection with stock options decreased $449,000 or 68.1% to $210,000 in the quarter ended June 30, 2000 from $659,000 in the quarter ended June 30 and relates to preferred stock options. This decrease is due to certain stock options vesting in the quarter ended June 30, 1999 while no such vesting occurred in the quarter ended June 30, 2000.

     Interest Expense. Interest expense increased $1.0 million to $3.4 million during the quarter ended June 30, 2000, from $2.4 million in the quarter ended June 30, 1999. This increase was primarily due to increased borrowings associated with the completion of the $40 million Senior Note issuance in June 1999.

     Interest Income. Interest income increased $203,000 to $353,000 during the quarter ended June 30, 2000 from $150,000 in the quarter ended June 30, 1999. The increase in interest income was due to higher levels of cash on hand and higher interest rates earned during the quarter ended June 30, 2000.

     Provision for Income Tax. The income tax provision for the quarter ended June 30, 2000 was $1.5 million compared to a tax benefit of $76,000 for the quarter ended June 30, 1999.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $240,000 to $2.2 million during the quarter ended June 30, 2000, from $2.0 million in the quarter ended June 30, 1999. This increase is primarily a result of the compounding of accreted dividends.

  Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues. Revenues increased approximately $27.2 million, or 36.4%, to $102.0 million for the six months ended June 30, 2000 from $74.8 million for the six months ended June 30, 1999. This increase resulted from the 13 clubs opened or acquired the last six months of 1998 (approximately $3.4 million), 18 opened or acquired during 1999 (approximately $10.6 million) and the eight clubs opened or acquired in the first six months of 2000 (approximately $3.5 million). In addition, revenues increased during the six months by approximately $10.4 million or 16.3%, at the Company's mature clubs (clubs owned and operated for at least 24 months) resulting from increased membership dues and ancilliary revenue. This increase was offset by a $700,000 decrease in revenue associated with a club relocated in the first six months of 2000.

     Operating Expenses. Operating expenses increased $21.4 million, or 30.6%, to $91.5 million for the six months ended June 30, 2000, from $70.0 million for the six months ended June 30, 1999. The increase was primarily due to a 20.6% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 506 for the six months ended June 30, 2000 from 419 for the six months ended June 30, 1999, in addition to the following factors:

          Payroll and related increased by $11.4 million, or 39.1% to $40.6 million for the six months ended June 30, 2000, from $29.2 million for the six months ended June 30, 1999. This increase was principally attributable to the acquisition or opening of 18 clubs in 1999 and the eight opened or acquired clubs in the first six months of 2000. This increase was also attributable to an increase in personal training payroll.

          Club operating increased by $5.9 million or 23.1% to $31.2 million for the six months ended June 30, 2000, from $25.3 million for the six months ended June 30, 1999. This increase is attributable to the acquisition or opening of 18 clubs in 1999 and eight opened or acquired clubs in the first six months of 2000.

          General and administrative increased by $2.3 million, or 47.1% to $7.1 million for the six months ended June 30, 2000, from $4.8 million, for the six months ended June 30, 1999. This increase is attributable to expenses associated with the Company's expansion, including the enhancement of the Company's management information systems.

          Depreciation and amortization increased by $2.3 million, or 23.7% to $12.2 million for the six months ended June 30, 2000, from $9.8 million for the six months ended June 30, 1999. This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions and club openings since the quarter ended June 30, 1999 and the increased fixed and intangible assets arising from the eight clubs opened or acquired during the first six months of 2000.

          Compensation expense in connection with stock options decreased $430,000 or 50.6% to $419,000 for the six months ended June 30, 2000 from $849,000 for the six months ended June 30, 1999. This decrease is due to certain stock options vesting in the six months ended June 30, 1999. While no such vesting occurred in the first six months of 2000.

     Interest Expense. Interest expense increased $2.3 million to $6.8 million for the six months ended June 30, 2000, from $4.5 million for the six months ended June 30, 1999. This increase was primarily due to increased borrowings associated with the completion of the $40 million Senior Note issuance in June of 1999.

     Interest Income. Interest income increased $341,000 to $741,000 for the six months ended June 30, 2000 from $400,000 for the six months ended June 30, 1999. This increase is primarily due to higher levels of cash on hand and higher interest rates earned during the six months ended June 30, 2000.

     Provision for Income Tax. The income tax provision for the six months ended June 30, 2000 was $2.2 million compared to a tax provision of $319,000 for the six months ended June 30, 1999.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $480,000 to $4.4 million during the six months ended June 30, 2000, from $3.9 million during the six months ended June 30, 1999. This increase is primarily a result of the compounding of accreted dividends.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2000 was $23.0 million compared to $18.1 million for the six months ended June 30, 1999, an increase of $4.9 million. Cash flows from operations has improved as the profitability of the mature club base and the clubs opened or acquired during the last two quarters of 1998, continues to improve. The balance of the increase is principally due to an increase in the working capital deficit of the Company. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, 12 months in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

     Investing Activities. The Company invested $27.5 million and $5.2 million in capital expenditures and business acquisitions, respectively during the six months ended June 30, 2000. The Company currently estimates total capital expenditure and asset acquisition requirements for the remaining six months of 2000 to approximate $50.0 million, which includes $19.4 million related to the July 13, 2000 acquisition of HDC, $4.7 million that management intends to renovate and expand certain existing clubs including certain HDC clubs, $3.0 million to maintain certain existing clubs and $3.1 million to further upgrade its management information systems. $19.8 million will be expended on new greenfield club construction.

     Financing Activities. The Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $25.0 million. The line of credit contains restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of June 30, 2000 the Company has $6.0 million of Eurodollar loans outstanding under this line of credit at an interest rate of 9.25%, and $1.7 million of outstanding letters of credit. As of June 30, 2000, the Company has approximately $17.3 million available under the line of credit, which matures in October 2002, and has no scheduled amortization requirements. Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of 2000, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2000. There can be no assurance that such financing will be available or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position. The line of Credit accrues interest at variable rates based on market conditions, accordingly, future increase in interest rates could have a negative impact on net income.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q of the Company for the six month period ended June 30, 2000 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits

        (27) Financial Data Schedules (to be filed electronically)

     b) Reports on Form 8-K

           DATE               ITEM
           ----               ----
       July 28, 2000     2, 7(a) and 7(b)

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      TOWN SPORTS INTERNATIONAL, INC.
                      (Registrant)

DATE: August 8, 2000  By: /s/ RICHARD PYLE
                      ----------------------------------------------------
                      Richard Pyle
                      Chief Financial Officer
                      (principal financial and accounting officer)

DATE: August 8, 2000  By: /s/ MARK SMITH
                      ----------------------------------------------------
                      Mark Smith
                      Chief Executive Officer
                      (principal executive officer)

EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 (27)     Financial Data Schedule (to be filed electronically).