Form 10-Q
period 2000-09-30
TOWN SPORTS INTERNATIONAL INC
filed 2000-11-07
CIK 1029787

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 1999 and September 30, 2000.....................    2
     b) Condensed Consolidated Statements of Operations for
        the three and nine months ended September 30, 1999
        and 2000............................................    3
     c) Condensed Consolidated Statements of Cash Flow for
        the three and nine months ended September 30, 1999
        and 2000............................................    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    7
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   11
  Item 2. Changes in Securities.............................   11
  Item 3. Defaults upon Senior Securities...................   11
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   11
  Item 5. Other Information.................................   11
  Item 6. Exhibits and Reports on Form 8-K..................   12
SIGNATURES..................................................   13
Exhibit Index...............................................   14

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                      ALL FIGURES $'000, EXCEPT SHARE DATA

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           2000
                                                              ------------   -------------
                                                              (UNAUDITED)     (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 27,125       $  8,370
  Accounts receivable.......................................         576          1,543
  Inventory.................................................       1,070            930
  Prepaid expenses and other current assets.................       1,475          2,781
                                                                --------       --------
         Total current assets...............................      30,246         13,624
Fixed assets, net of accumulated depreciation of $36,388 and
  $53,007 at December 31, 1999 and September 30, 2000,
  respectively..............................................     123,894        155,006
Intangible assets, net of accumulated amortization of
  $12,939 and $18,398 at December 31, 1999 and September 30,
  2000, respectively........................................      37,648         53,333
Deferred tax asset..........................................      11,829         14,592
Deferred membership costs...................................      10,841         13,016
Other assets................................................       1,220          1,357
                                                                --------       --------
         Total assets.......................................    $215,678       $250,928
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................    $  2,276       $  2,644
  Accounts payable..........................................       3,146          2,268
  Accrued expenses and Corporate income taxes payable.......      10,116         22,141
  Deferred revenue..........................................      15,723         22,511
                                                                --------       --------
         Total current liabilities..........................      31,261         49,564
                                                                --------       --------
Long-term debt and capital lease obligations................     129,926        137,058
Deferred lease liabilities..................................      13,852         16,748
Deferred revenue............................................       2,049          2,789
Other liabilities...........................................       2,121          3,922
                                                                --------       --------
         Total liabilities..................................     179,209        210,081
                                                                --------       --------
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $45,478 and $49,639 at December 31,
  1999, and September 30, 2000, respectively; authorized
  100,000 shares; 40,000 shares issued and outstanding at
  December 31, 1999 and September 30, 2000..................      42,066         46,481
                                                                --------       --------
Stockholders' deficit:
  Series A preferred stock, $1.00 par value; at liquidation
    value, authorized 200,000 shares, 153,637 shares issued
    and outstanding at December 31, 1999 and September 30,
    2000....................................................      23,216         25,711
  Series B preferred stock, $1.00 par value; at liquidation
    value authorized 200,000 shares, 3,855 and 3,822 shares
    issued and outstanding at December 31, 1999 and
    September 30, 2000 respectively.........................         204            224
  Class A voting common stock, $.001 par value; 1,014,086
    and 1,005,698 shares issued and outstanding at December
    31, 1999 and September 30, 2000, respectively...........           1              1
  Paid-in capital...........................................       8,556          8,811
  Unearned compensation.....................................      (1,240)          (540)
  Foreign currency translation adjustment...................          --            (66)
  Accumulated deficit.......................................     (36,334)       (39,775)
                                                                --------       --------
         Total stockholders' deficit........................      (5,597)        (5,634)
                                                                --------       --------
         Total liabilities and stockholders' deficit........    $215,678       $250,928
                                                                ========       ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                               ALL FIGURES $'000

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                               --------------------------   --------------------------
                                                  1999           2000          1999           2000
                                               -----------    -----------   -----------    -----------
                                               (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues:
  Club operations............................    $41,161        $60,544      $114,758       $161,362
  Fees and other.............................        547            683         1,720          1,877
                                                 -------        -------      --------       --------
                                                  41,708         61,227       116,478        163,239
                                                 -------        -------      --------       --------

Operating expenses:
  Payroll and related........................     16,154         24,461        45,346         65,076
  Club operating.............................     13,690         18,790        39,002         49,955
  General and administrative.................      2,766          3,876         7,596         10,979
  Depreciation and amortization..............      5,465          6,995        15,294         19,151
  Compensation expense in connection with
     stock options...........................        187            924         1,036          1,343
                                                 -------        -------      --------       --------
                                                  38,262         55,046       108,274        146,504
                                                 -------        -------      --------       --------
  Operating income...........................      3,446          6,181         8,204         16,735
Interest expense.............................      3,625          3,612         8,149         10,414
Interest income..............................       (498)          (190)         (898)          (931)
                                                 -------        -------      --------       --------
  Income before provision for corporate
     income tax..............................        319          2,759           953          7,252
Provision for corporate income tax...........        165          1,525           484          3,760
                                                 -------        -------      --------       --------
  Net Income.................................        154          1,234           469          3,492
Accreted dividends on preferred stock........     (2,103)        (2,309)       (5,991)        (6,677)
                                                 -------        -------      --------       --------
  Net loss attributable to common
     stockholders............................    $(1,949)       $(1,075)     $ (5,522)      $ (3,185)
                                                 =======        =======      ========       ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                               ALL FIGURES $'000

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $    469       $  3,492
                                                               --------       --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     15,294         19,151
  Compensation expense in connection with stock options.....      1,036          1,343
  Noncash rental expense, net of noncash rental income......      2,381          2,740
  Share of net income in affiliated companies...............       (240)          (188)
  Amortization of debt issuance costs.......................        776          1,096
  Change in certain working capital components..............     10,404         14,013
  Increase in deferred tax asset............................     (2,397)        (3,352)
  Increase in deferred membership costs.....................     (2,632)        (2,175)
  Other.....................................................        (27)           (36)
                                                               --------       --------
    Total adjustments.......................................     24,595         32,592
                                                               --------       --------
    Net cash provided by operating activities...............     25,064         36,084
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures, net of effects of acquired
    businesses..............................................    (42,461)       (40,036)
  Acquisition of businesses, net of cash acquired...........     (2,732)       (22,324)
  Intangible and other assets...............................       (112)           (37)
  Investment in affiliate...................................         --           (210)
  Landlord contributions....................................        848          1,723
                                                               --------       --------
    Net cash used in investing activities...................    (44,457)       (60,810)
                                                               --------       --------
Cash Flows from Financing Activities:
  Proceeds from borrowings, net of effects of acquired
    businesses..............................................     35,581          8,677
  Repayments of borrowings..................................     (1,697)        (2,315)
  Repurchase of stock and other.............................        (24)          (391)
                                                               --------       --------
    Net cash provided by financing activities...............     33,860          5,971
                                                               --------       --------
    Net (decrease) increase in cash and cash equivalents....     14,467        (18,755)
Cash and cash equivalents at beginning of period............     19,154         27,125
                                                               --------       --------
    Cash and cash equivalents at end of period..............   $ 33,621       $  8,370
                                                               ========       ========
Summary of change in certain working capital components, net of effects of acquired businesses:
  (Increase) decrease in accounts receivable................   $    199           (578)
  Decrease in inventory.....................................        327            176
  Decrease in prepaid expenses and other current assets.....         19            509
  Increase in accounts payable and accrued expenses.........      5,079          9,596
  Increase in deferred revenue..............................      4,780          4,310
                                                               --------       --------
    Net changes in working capital..........................   $ 10,404       $ 14,013
                                                               ========       ========
  Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:

     The Company assumed $1,138 of long term debt in connection with club acquisitions during the nine month period ended September 30, 2000.

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                         ALL FIGURES $'000 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the quarter and the nine months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1999            2000
                                                              ------------    -------------
Series B 9 3/4% Senior Notes, due 2004......................    $125,000        $125,000
Line of credit..............................................          --           6,000
Notes payable for acquired businesses.......................       3,777           3,543
Capital lease obligations...................................       3,425           5,159
                                                                --------        --------
                                                                 132,202         139,702
Less, Current portion due within one year...................       2,276           2,644
                                                                --------        --------
Long-term portion...........................................    $129,926        $137,058
                                                                ========        ========

     As of September 30, 2000, the Company has a line of credit, with its principal banks for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. Borrowings against this line of credit as of September 30, 2000 amounted to $6.0 million at an interest rate of 9.19%, and outstanding letters of credit issued totaled $1.8 million. The unutilized portion of the line of credit as of September 30, 2000, was $17.2 million. This line of credit expires on October 15, 2002.

     The line of credit contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends.

3.  ACQUISITION OF HEALTH DEVELOPMENT CORPORATION

     On July 13, 2000, the Company acquired Health Development Corporation, ("HDC") a Massachusetts Corporation. HDC was purchased for $18.7 million in cash. Including $525,000 of transaction costs the aggregate purchase price amounts to $19.2 million. The acquisition was financed with $6.0 million of line of credit borrowings and cash on hand. HDC's operations included eight health clubs in Massachusetts and one health club in New Hampshire. HDC also provided management services at three health club facilities in the greater Boston area.

     For financial reporting purposes the acquisition has been accounted for under the purchase method, and accordingly, the purchase price has been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of the acquisition. The excess of the purchase price over the net tangible assets acquired has been allocated to membership lists and goodwill.

     The table below summarizes the purchase price allocation to assets and liabilities acquired:

Assets:
  Cash......................................................  $ 1,531
  Income tax refund receivable..............................    1,209
  Other current assets......................................      453
  Fixed assets..............................................    3,862
  Membership lists..........................................    2,294
  Goodwill..................................................   14,720
                                                              -------
          Total Assets......................................  $24,069
Liabilities:
  Accounts payable and accrued expenses.....................  $ 1,190
  Deferred income taxes.....................................      491
  Deferred revenue..........................................    3,155
                                                              -------
          Total Liabilities.................................    4,836
Total allocation of purchase price..........................  $19,233
                                                              =======

     The following unaudited pro forma information has been prepared assuming the HDC acquisition had taken place at the beginning of the respective nine month periods reported herein. The pro forma adjustments give effect to amortization of goodwill, amortization of membership lists, interest expense on acquisition debt, adjustments to rent expense and the related income tax effects. Immediately prior to the acquisition, HDC sold the land and buildings related to two of its fitness clubs and entered into leases with the new landlords of these clubs. Rent expense, interest on mortgages and building depreciation related to these two clubs have also been adjusted.

                                                                       (IN 000'S)
                                                                FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                 1999              2000
                                                              -----------       -----------
                                                              (UNAUDITED)       (UNAUDITED)
Pro forma revenues..........................................     128,598           172,957
Pro forma net loss to common shareholders...................      (6,382)           (3,634)

     This unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and HDC had been a single entity during the first nine months of 1999 or 2000, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the consolidation of HDC and the Company have been excluded from the amounts included in the pro forma summary presented above.

4.  SUBSEQUENT EVENT

     In November 2000, the Company entered into a $20.0 million subordinated credit facility. The facility expires December 31, 2004 and has been provided by an affiliate of a stockholder of the Company. Interest accrues at 13% per annum; 10% is payable on a monthly basis and 3% is accrued through maturity. The Company paid a fee of $225,000 and issued 16,000 shares of common stock to the lender at closing. The subordinated credit facility matures December, 2004. The fee paid combined with the fair value of the common stock issued will be accounted for as deferred financing costs and amortized as interest expense over the life of the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 2000, we operated 106 clubs that collectively served approximately 272,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. Our target customer is college-educated, typically between the ages of 20 and 54 and earns an annual income in excess of $50,000.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of September 30, 2000, approximately half of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club "NYSC" brand name. We are the largest fitness club operator in Manhattan with 29 locations and operate a total of 69 clubs under the NYSC name within a defined radius of New York City. We operate 13 clubs in the Washington, DC market, 18 clubs in the Boston, MA, market four clubs in the Philadelphia, PA market under our Washington Sports Club, Boston Sports Club and Philadelphia Sports Club brand names, respectively. In addition we operate two clubs in Switzerland. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

     On July 13, 2000 we purchased Health Development Corporation "HDC" for an aggregate purchase price of $19.2 million, significantly, increasing our presence in the greater Boston market. HDC operated nine fitness clubs and provided management services at three fitness clubs in the greater Boston market.

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

HISTORICAL CLUB GROWTH

     The following table sets forth our club growth during each of the quarters in 1999 and each of the quarters ended September 30, 2000.

                                                         1999                          2000
                                           ---------------------------------    ------------------
                                           Q1     Q2     Q3     Q4     TOTAL     Q1     Q2     Q3
                                           ---    ---    ---    ---    -----    ----    ---    ---
Clubs operated at beginning of
  period...............................     69     74     79     83     69        86    86      91
Greenfield clubs.......................      4      4      3      3     14         0     5       3
Acquired clubs.........................      2      1      1      0      4         1     0      12
Relocated clubs........................     (1)     0      0      0     (1)       (1)    0       0
                                           ---    ---    ---    ---     --      ----    --     ---
Clubs operated at end of period........     74     79     83     86     86        86    91     106
Number of managed clubs included at end
  of period............................      4      4      4      4      4         2(a)  2       5(b)

---------------
(a) In March 2000, we purchased two clubs previously managed by the Company.

(b) In July 2000 we acquired three managed clubs in connection with the acquisition of HDC.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1999     2000     1999     2000
                                                              -----    -----    -----    -----
Revenue...................................................    100.0%   100.0%   100.0%   100.0%
                                                              -----    -----    -----    -----
Operating expenses
  Payroll and related.....................................     38.7     40.0     38.9     39.9
  Club operating..........................................     32.9     30.7     33.6     30.6
  General and administrative..............................      6.6      6.3      6.5      6.7
  Depreciation and amortization...........................     13.7     11.4     13.1     11.7
  Compensation expense in connection with stock options...      0.4      1.5      0.9      0.8
                                                              -----    -----    -----    -----
  Operating income........................................      8.3     10.1      7.0     10.3
Interest expense..........................................      8.7      5.9      7.0      6.4
Interest income...........................................     (1.2)    (0.3)    (0.8)    (0.6)
                                                              -----    -----    -----    -----
  Income before provision for corporate income tax........      0.8      4.5      0.8      4.5
Provision for corporate income tax........................      0.4      2.5      0.4      2.4
                                                              -----    -----    -----    -----
  Net income..............................................      0.4      2.0      0.4      2.1
Accreted dividends on preferred stock.....................     (5.0)    (3.8)    (5.1)    (4.1)
                                                              -----    -----    -----    -----
  Net loss attributable to common stockholders............     (4.6)%   (1.8)%   (4.7)%   (2.0)%
                                                              =====    =====    =====    =====

  Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues. Revenues increased approximately $19.5 million, or 46.8%, to $61.2 million during the quarter ended September 30, 2000 from $41.7 million in the quarter ended September 30, 1999. This increase resulted from the three clubs opened or acquired the last quarter of 1998 (approximately $636,000), 18 opened or acquired during 1999 (approximately $4.0 million) and the 23 clubs opened or acquired in the first nine months of 2000 (approximately $9.0 million). In addition, revenues increased during the quarter by approximately $6.3 million or 17.4%, at the Company's mature clubs (clubs owned and operated for at least 24 months) resulting from increased membership dues and ancilliary revenue. The increase was offset by a $425,000 decrease in revenue associated with a club relocated in the first quarter of 2000.

     Operating Expenses. Operating expenses increased $16.8 million, or 43.9%, to $55.0 million in the quarter ended September 30, 2000, from $38.3 million in the quarter ended September 30, 1999. The increase was primarily due to a 27.1% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 300 in the quarter ended September 30, 2000 from 236 in the quarter ended September 30, 1999. More specifically operating expenses increased as follows:

          Payroll and related increased by $8.3 million, or 51.4% to $24.5 million in the quarter ended September 30, 2000, from $16.2 million in the quarter ended September 30, 1999. This increase was attributable to the acquisition or opening of 18 clubs in 1999 and the 23 opened or acquired clubs in the first nine months of 2000. The increase was also attributable to an increase in personal training payroll and incentive based compensation.

          Club operating increased by $5.1 million or 37.3% to $18.8 million in the quarter ended September 30, 2000, from $13.7 million in the quarter ended September 30, 1999. This increase is primarily attributable to the acquisition or opening of 18 clubs in 1999 and the 23 clubs opened or acquired in the first nine months of 2000.

          General and administrative increased by $1.1 million, or 40.1% to $3.9 million in the quarter ended September 30, 2000, from $2.8 million, in the quarter ended September 30, 1999. This increase is attributable to expenses associated with the Company's expansion, including the enhancement of the Company's management communication and information systems.

          Depreciation and amortization increased by $1.5 million, or 28.0% to $7.0 million in the quarter ended September 30, 2000, from $5.5 million in the quarter ended September 30, 1999. This increase is primarily attributable to a full period of depreciation and amortization for fixed asset additions, acquisitions and club openings since the quarter ended September 30, 1999 and the increased fixed and intangible assets arising from the 23 clubs opened or acquired during the first nine months of 2000.

          Compensation expense in connection with stock options increased $737,000 or 394.1% to $924,000 in the quarter ended September 30, 2000 from $187,000 in the quarter ended September 30 and relates to stock option accretion and vesting.

     Interest Expense. Interest expense amounted to $3.6 million during the quarters ended September 30, 2000, and September 30, 1999.

     Interest Income. Interest income decreased $308,000 to $190,000 during the quarter ended September 30, 2000 from $498,000 in the quarter ended September 30, 1999. The decrease in interest income was due to lower levels of cash on hand during the quarter ended September 30, 2000.

     Provision for Income Tax. The income tax provision for the quarter ended September 30, 2000 was $1.5 million compared to $165,000 for the quarter ended September 30, 1999. The effective tax rate increased from 51.7% for the quarter ended September 1999 to 55.3% for the quarter ended September 30, 2000. This increase is principally due to non-deductible goodwill amortization related to the HDC acquisition.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $206,000 to $2.3 million during the quarter ended September 30, 2000, from $2.1 million in the quarter ended September 30, 1999. This increase is primarily a result of the compounding of accreted dividends.

  Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues. Revenues increased approximately $46.8 million, or 40.2%, to $163.2 million for the nine months ended September 30, 2000 from $116.5 million for the nine months ended September 30, 1999. This increase resulted from the three clubs opened or acquired the last three months of 1998 (approximately $2.3 million), 18 opened or acquired during 1999 (approximately $14.6 million) and the 23 clubs opened or acquired in the first nine months of 2000 (approximately $12.5 million). In addition, revenues increased during the nine months by approximately $18.5 million or 17.6%, at the Company's mature clubs (clubs owned and operated for at least 24 months) resulting from increased membership dues and ancilliary revenue. This increase was offset by a $1.1 million decrease in revenue associated with a club relocated in the first quarter of 2000.

     Operating Expenses. Operating expenses increased $38.2 million, or 35.3%, to $146.5 million for the nine months ended September 30, 2000, from $108.3 million for the nine months ended September 30, 1999. The increase was primarily due to a 23% increase in total months of club operations to 805.5 for the nine months ended September 30, 2000 from 655 for the nine months ended September 30, 1999. More specifically operating expenses increased as follows:

          Payroll and related increased by $19.7 million, or 43.5% to $65.1 million for the nine months ended September 30, 2000, from $45.3 million for the nine months ended September 30, 1999. This increase was principally attributable to the acquisition or opening of 18 clubs in 1999 and the 23 opened or acquired clubs in the first nine months of 2000. This increase was also attributable to an increase in personal training payroll and incentive based compensation.

          Club operating increased by $11.0 million or 28.0% to $50.0 million for the nine months ended September 30, 2000, from $39.0 million for the nine months ended September 30, 1999. This increase is attributable to the acquisition or opening of 18 clubs in 1999 and 23 opened or acquired clubs in the first nine months of 2000.

          General and administrative increased by $3.4 million, or 44.5% to $11.0 million for the nine months ended September 30, 2000, from $7.6 million, for the nine months ended September 30, 1999. This increase is attributable to expenses associated with the Company's expansion, including the enhancement of the Company's management communication information systems.

          Depreciation and amortization increased by $3.9 million, or 25.2% to $19.2 million for the nine months ended September 30, 2000, from $15.3 million for the nine months ended September 30, 1999. This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions and club openings since the quarter ended September 30, 1999 and the increased fixed and intangible assets arising from the 23 clubs opened or acquired during the first nine months of 2000.

          Compensation expense in connection with stock options increased $307,000 or 29.6% to $1.3 million for the nine months ended September 30, 2000 from $1.0 million for the nine months ended September 30, 1999 and relates to stock option accretion and vesting.

     Interest Expense. Interest expense increased $2.3 million to $10.4 million for the nine months ended September 30, 2000, from $8.1 million for the nine months ended September 30, 1999. This increase was primarily due to increased borrowings associated with the completion of the $40 million Senior Note issuance in June of 1999.

     Interest Income. Interest income was $931,000 for the nine months ended September 30, 2000 and $898,000 for the nine months ended September 30, 1999.

     Provision for Income Tax. The income tax provision for the nine months ended September 30, 2000 was $3.8 million compared to $484,000 for the nine months ended September 30, 1999.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $686,000 to $6.7 million during the nine months ended September 30, 2000, from $6.0 million during the nine months ended September 30, 1999. This increase is primarily a result of the compounding of accreted dividends.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2000 was $36.1 million compared to $25.1 million for the nine months ended September 30, 1999, an increase of $11.0 million. Cash flows from operations has improved as the profitability of the mature club base and the clubs opened or acquired since the last quarter of 1998 continue to improve. The balance of the increase is principally due to an increase in the working capital deficit of the Company. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, 12 months in advance. As a result, the Company has no material membership receivables. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

     Investing Activities. The Company invested $40.0 million and $22.3 million in capital expenditures and business acquisitions, respectively during the nine months ended September 30, 2000. The Company currently estimates total capital expenditure and asset acquisition requirements for the remaining three months of 2000 to approximate $10.0 million. The Company currently estimates capital expenditure requirements for 2001 to approximate $50.0 million, which includes $4.7 million to renovate and expand clubs, $8.3 million to maintain certain existing clubs, $5.0 million, to further upgrade management information systems, and approximately $32.0 million for new greenfield clubs.

     Financing Activities. The Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $25.0 million. The line of credit contains restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of September 30, 2000 the Company has $6.0 million of Eurodollar loans outstanding under this line of credit at an interest rate of 9.19%, and $1.8 million of outstanding letters of credit. As of September 30, 2000, the Company has approximately $17.2 million available under the line of credit, which matures in October 2002, and has no scheduled amortization requirements. In November, 2000 the Company entered into a subordinated credit facility which will provide the Company an additional $20.0 million of available credit. Subordinated credit facility borrowings will accrue interest at 13% per annum of which 10% is payable monthly. This subordinated credit facility matures in December 2004. Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of 2001, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2001. There can be no assurance that such financing will be available or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position. In addition the line of credit accrues interest at variable rates based on market conditions, accordingly, future increase in interest rates could have a negative impact on net income.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q of the Company for the nine month period ended September 30, 2000 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

                        TOWN SPORTS INTERNATIONAL, INC.
                        (Registrant)

DATE: November 7, 2000  By: /s/ RICHARD PYLE
                        ----------------------------------------------------
                        Richard Pyle
                        Chief Financial Officer
                        (principal financial and accounting officer)

DATE: November 7, 2000  By: /s/ MARK SMITH
                        ----------------------------------------------------
                        Mark Smith
                        Chief Executive Officer
                        (principal executive officer)

EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 (27)     Financial Data Schedule (to be filed electronically).