Form 10-K405
period 2000-12-31
TOWN SPORTS INTERNATIONAL INC
filed 2001-03-09
CIK 1029787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     As of March 9, 2001, there were 1,005,698 shares of Class A Common Stock of the Company outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits filed with the Registrant's Registration Statements on Form S-1 and Forms S-4 (File Nos. 333-61439, 333-40907 and 333-82607, as
amended) are incorporated by reference into Part III of this Report on Form
10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                               PAGE
----                                                               ----
                                PART I
 1.  Business....................................................    1
 2.  Properties..................................................    9
 3.  Legal Proceedings...........................................   12
 4.  Submission of Matters to a Vote of Security Holders.........   12
                               PART II
 5.  Market for Registrant's Common Stock and Related Shareholder
     Matters.....................................................   12
 6.  Selected Financial Data.....................................   13
 7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   16
7A.  Quantitative and Qualitative Disclosures About Market
     Risks.......................................................   23
 8.  Financial Statements and Supplementary Data.................   23
 9.  Changes in and Disagreements with Accountants on Accounting
     and Financial   Disclosure..................................   23
                               PART III
10.  Directors and Executive Officers of the Registrant..........   24
11.  Executive Compensation......................................   25
12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................   27
13.  Certain Relationships and Related Transactions..............   28
                               PART IV
14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.........................................................   31

                        TOWN SPORTS INTERNATIONAL, INC.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Town Sports International, Inc. (collectively with its subsidiaries, the "Company") is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2000, the Company owned and operated 103 fitness clubs and partly owned and operated two fitness clubs. These 105 clubs collectively served approximately 278,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target members' areas of both employment and residence. The Company's target member is college-educated, typically between the ages of 20 and 54 and earns an annual income in excess of $50,000.

     The Company's goal is to develop the premier fitness club network in each of the major metropolitan regions in which it operates. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. When entering new regions, the Company develops its clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 2000, approximately 43.3% of the Company's members participated in a membership plan that allows unlimited access to all of the Company's clubs for a higher membership fee.

     The Company has executed this strategy successfully in the New York region through the network of fitness clubs it operates under its New York Sports Club ("NYSC") brand name. The Company is the largest fitness club operator in Manhattan with 30 locations and operates a total of 70 clubs under the NYSC name within a defined radius of New York City. The Company operates 15 clubs in the Boston region and 13 clubs in the Washington, DC region under its Boston Sports Club ("BSC") and Washington Sports Club ("WSC") brand names respectively and has begun establishing a similar cluster in the Philadelphia region under its Philadelphia Sports Club ("PSC") brand name. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

     In July 2000, we purchased Health Development Corporation "HDC" for an aggregate purchase price of $19.2 million, significantly, increasing our presence in the greater Boston market. HDC operated nine fitness clubs and provided management services at three fitness clubs in the greater Boston market.

     In 1998, the Company changed its fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications.

     The Company has experienced significant growth over the past several years through a combination of (i) acquiring existing, privately owned, single and multi-club businesses, and (ii) developing and opening "greenfield" club locations. From June 1, 1995 to December 31, 2000, the Company acquired 50 existing clubs, opened 33 greenfield clubs, and relocated three clubs to increase its total clubs under operation from 25 to 105. The Company has plans to acquire or open 15 more clubs prior to December 31, 2001. The Company has achieved revenue growth over the five year and seven month period ended December 31, 2000 at a compound annual rate of approximately 43.0% from $43.8 million for the year ended May 31, 1996 to $225.0 million for the year ended December 31, 2000. This growth has been driven not only by the addition of acquired and greenfield club locations, but also through mature club revenue growth, which has ranged from 8.2% to 18.6% for the five year and seven month period ended December 31, 2000 and was 18.6% for the year ended December 31, 2000. Mature club (as defined in Selected Financial Data) revenue growth has enabled the Company to increase revenue per weighted average club over the five year and seven month period ended

December 31, 2000. Revenue per weighted average club (as defined in Selected Financial Data) has risen from $2.0 million for the year ended May 31, 1996 to $2.4 million for the year ended December 31, 2000. Based on the Company's historical experience, a new club tends to achieve significant increases in revenues during its first three years of operation as it reaches maturity. Because clubs experience little incremental cost associated with such revenue increases, the Company realizes a greater proportionate increase in profitability. This operating leverage has allowed it to achieve EBITDA (as defined in Selected Financial Data) growth over the five year and seven month period ended December 31, 2000 at a compound annual rate of approximately 64.4% from $5.1 million for the year ended May 31, 1996 to $49.4 million for the year ended December 31, 2000.

     The Company's model club ranges in size from approximately 15,000 to 25,000 square feet and averages approximately 21,000 square feet. Clubs typically have an open space to accommodate cardiovascular and strength-training exercise, as well as special purpose rooms to accommodate aerobic class instruction and other exercise programs as well as massage. Locker rooms generally include a sauna and steam room. Management seeks to provide a broad array of high quality exercise programs and equipment that is both popular and effective, while reinforcing the quality exercise experience the Company strives to make available to its members. While the Company does not generally build locations with amenities such as swimming pools or racquet and basketball courts, the Company does strive to establish at least one flagship club that has such amenities in each of its markets. Management believes that it is generally more economical to acquire clubs with such amenities than to develop them as greenfield clubs.

     Management engages in a detailed site analysis and selection process based upon information provided by the Company's proprietary development software to identify potential target areas for additional clubs based upon population demographics, traffic and commuting patterns, availability of sites and competitive market information. In addition to the Company's existing 105 clubs under operation and the 16 sites for which the Company has entered into lease commitments, management has identified approximately 75 target areas in which it may add clubs under the brand names NYSC, BSC, WSC, or PSC. Management estimates that it will identify approximately 50 additional target areas in which it may add clubs under these brand names. Once the Company begins to approach saturation of these regions, management will explore expansion opportunities in contiguous regions along the East Coast and the Mid-Atlantic.

     The Company possesses an experienced management team, the top five executives of which have been working together at the Company since 1990. Management believes that it has the depth, experience and motivation to manage the Company's internal and external growth, and that the Company has put in place the infrastructure and systems to manage effectively the Company's planned expansion. Management believes that the presence of such infrastructure will enable the Company over time to leverage certain fixed cost aspects of overhead to realize increased EBITDA margins as the Company continues to expand its club base. This operating leverage has already helped the Company to increase its EBITDA margin by more than 125% to approximately 21.9% for the year ended December 31, 2000 compared to approximately 9.7% in fiscal 1997.

INDUSTRY OVERVIEW

     According to published industry sources, total fitness club industry revenues have increased at a compound annual rate of approximately 8.5% from $6.5 billion in 1993 to $10.6 billion in 1999. Over the same period of time, fitness club memberships have increased at a compound annual rate of 4.5% from
22.9 million to 29.9 million and have increased over 70% since 1987. These statistics imply that average revenue per member has grown at a compound annual rate of 4.0% for the industry since 1993. Industry revenue growth outpaced the growth of fitness clubs, which has grown at a compound annual rate of 4.5% to approximately 15,370 in 1999 from approximately 11,655 in 1993. Management believes that fitness clubs, on average, have experienced significant excess capacity historically. Only more recently has the industry as a whole experienced the level of membership and revenue per club to realize the benefits of the inherent operating leverage in the industry.

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

     According to industry sources, the five major trends that are driving changes in the health and fitness industry include: (i) an influx of institutional capital investment is leading a transformation of club ownership from private to public; (ii) large operators are beginning to build regional and national platforms to consolidate the industry and, in turn, are providing liquidity for many small operators; (iii) the aging of the American population is creating an awareness of and a need for healthy living and physical fitness;
(iv) insurers are beginning to partner with corporations to promote preventative healthcare programs such as fitness clubs memberships, (v) Increases in non-dues revenue is providing revenue diversification opportunities and improving membership retention.

     In 1999, average monthly membership dues were $57 for a single adult. Around this average monthly fee, management believes the industry can be segregated into three tiers based upon price, service and quality: (i) an upper tier consisting of clubs with monthly membership dues averaging in excess of $80.00 per month; (ii) a middle tier consisting of clubs with monthly membership dues averaging between $80.00 and $40.00 per month; and (ii) a lower tier consisting of clubs with monthly membership dues averaging less than $40.00 per month. The Company competes in the middle tier in terms of pricing and is positioned toward the upper end of this tier. Based upon the quality and service the Company provides its members, management believes that the Company provides an attractive value to its members at the monthly membership dues it charges.

     The fitness club industry is highly fragmented. In 1999, the 20 largest operators accounted for approxi-mately 20% of total club ownership. In addition, approximately 65.0% of the total industry clubs are operated by single club operators. Based upon this data, management believes that further consolidation will occur in the industry.

MARKETING

     The Company's marketing campaign is directed by its in-house media department which is headed by the Chief Operating Officer. This team develops advertising strategies to convey each of the Company's regionally branded networks as the premier network of fitness clubs in that region. Advertisements are designed to highlight the consistent quality and high value-to-price ratio management believes the Company provides through a combination of its membership programs, club facilities and personnel. The media team's goal is to achieve broad awareness of the Company's regional brand names primarily through radio, television, newspaper, billboard, and direct mail advertising. Management believes that the Company's clustering of clubs creates economies in its marketing and advertising strategy that increase the efficiency and effectiveness of these campaigns.

     Advertisements generally feature creative slogans that communicate the serious approach the Company takes toward fitness in a provocative and/or humorous tone, rather than pictures of the Company's clubs or members exercising. Promotional marketing campaigns will typically feature opportunities to participate in value-added services such as personal training for a limited time at a discount to the standard rate. On occasion, the Company will also offer reduced initiation fees to encourage enrollment. Additionally, the Company frequently sponsors member referral incentive programs. At least 20% of the Company's new members cite a referral from an existing member as a reason for joining. Such incentive programs include a free month of membership, personal training sessions, sports equipment such as a free gym bag or a gift certificate for other in-club purchases. In addition, the Company maintains web sites that provide information about club locations, program offerings and on-line promotions.

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

     We maintain the following web site: www.mysportsclubs.com that provides information about club locations, program offerings and on-line promotions.

SALES

     Sales of new memberships are generally handled at the club level. The Company employs approximately 375 "in-club" membership consultants who are responsible for new membership sales. Each club generally has two full-time and one part-time membership consultants. These consultants report both to the general manager of the club as well as to one of the Company's 14 area sales managers, who in turn report to the Company's Vice President Sales. Membership consultants' compensation consists of a base salary plus commission. Sales commissions range from $45.00 to $65.00 per new member enrolled. The Company provides additional incentive-based compensation in the form of bonuses contingent upon individual, club and Company-wide enrollment goals. Membership consultants must successfully complete a three-month, in-house training program through which they learn the Company's sales strategy. In making a sales presentation, membership consultants emphasize: (i) the proximity of its clubs to concentrated commercial and residential areas convenient to where target members live and work; (ii) the lack of a long-term obligation on the part of the enrollee; (iii) the price value relationship of a Town Sports membership; and (iv) access to value-added services. Management believes that providing employees with opportunities for career advancement is essential to the Company's ability to attract and retain qualified sales personnel. The Company also employs full-time corporate sales managers whose responsibility is to solicit group memberships through senior level corporate contacts.

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

          The Passport Membership, priced from $67.00 to $85.00 per month, is the Company's highest priced membership and entitles members to use any Town Sports club at any time. This membership is held by approximately 43.3% of members.

          The Gold Membership, priced from $44.00 to $77.00 per month based on the market area of enrollment, enables members to use a specific club, or a group of specific clubs, at any time and any Town Sports club during off-peak times. This membership is held by over 56.0% of members.

          The Off-peak Membership, priced from $44.00 to $70.00 per month, is the least expensive membership, and allows members to use any Town Sports club only during off-peak times. This membership is held by approximately 0.7% of members.

     By clustering a group of clubs in a geographic area, the value of Company memberships is enhanced by the ability to offer Passport Memberships, which allow the member to use any Company club at any time. Management believes the popularity of the Passport Membership results from the broader privileges and greater convenience this membership plan provides through the opportunity for members to access club facilities near to both their homes and offices. The Company's clustering strategy also allows it to provide access to special facilities and programs such as squash, tennis, basketball and racquetball courts, swimming pools and programs targeted at children and other groups, through flagship locations strategically located in key target areas without offering such facilities or programs in every location.

     In joining a club, a new member signs a membership agreement which obligates the member to pay a one-time initiation fee and monthly dues on an ongoing basis. Monthly Electronic Funds Transfer "EFT" membership dues averaged approximately $64.88 per month for the year ended December 31, 2000. During that same period, initiation fees averaged $99.30 for EFT members. The Company collects approximately 89.3% of all monthly membership dues through EFT and EFT revenue constitutes over 70% of consolidated revenue for the year ended December 31, 2000. Substantially all other monthly membership dues are paid in advance. EFT members can generally cancel memberships at any time upon 30 days notice. Based upon detailed statistical studies of the membership base at the Company's mature clubs, however, the average length of the Company's memberships is approximately 24 months. The membership agreement calls for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. Management believes that its EFT program of monthly dues collection provides a predictable and stable cash flow for the Company, eliminates the traditional accounts receivable function, and minimizes bad-debt write-offs while providing a significant competitive advantage in terms of the sales process, dues collection, working capital management and membership retention. In addition, it enables the Company to increase its dues in an efficient and consistent manner. During the first week of each month, the Company receives the EFT dues for that month by wire transfers initiated by a third party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by an in-house staff. For the year ended December 31, 2000, the Company experienced an average of uncollected EFT dues of less than 1.0%.

     The Company's total EFT revenue has increased by $11.3 million per month from $3.5 million in December, 1996 to $14.8 million in December, 2000. While the Company strongly encourages monthly EFT memberships, approximately 10.7% of the Company's members (often corporate group members) purchase paid-in-full memberships for a one year term. Annually the Company raises its monthly dues by between 1% and 3%.

CLUB FORMAT AND LOCATIONS

     The Company's clubs are typically located in well-established, higher-income residential, commercial or mixed urban neighborhoods within major metropolitan areas which are capable of supporting the development of a cluster of clubs. Fitness clubs generally have relatively high "retail" visibility, and close proximity to transportation. In the New York City, Boston and Washington, DC markets, the Company has created clusters of clubs in urban areas and their commuter suburbs in accordance with the Company's operating strategy of offering its target members the convenience of multiple locations close to where they live and work, reciprocal use privileges and standardized facilities and services. The Company has begun establishing a similar cluster in Philadelphia.

     Approximately half of the clubs operated by the Company are urban clubs while half are suburban. The Company's urban clubs generally range in size from 15,000 to 25,000 square feet and averages approximately 21,000 square feet. The Company's suburban clubs vary in size from 15,000 square feet to 75,000 square feet with one club being 200,000 square feet. Excluding this single large club the average suburban club is 24,000 square feet. Membership for each club generally ranges from 2,500 to 5,500 members at maturity. Although club members represent a cross-section of the population in a given geographic market, the Company's typical member is college educated, between the ages of 20 and 54 and earns an annual income of $50,000.

     The Company's facilities include state-of-the-art cardiovascular equipment, including Lifecycles, StairMasters, treadmills, and elliptical motion machines; strength equipment and free weights, including Cybex, Icarian, Nautilus, Ground Zero, and Hammer Strength equipment; group exercise and cycling studio(s); E-Zone and Cardio-Theater entertainment systems; locker rooms, including shower facilities, towel service, and other amenities such as massage, saunas and steamrooms; babysitting, and a retail shop. Personal training services are offered at all locations and massage is offered at most clubs, each at an additional charge. At certain flagship locations, additional facilities also are offered, including swimming pools, basketball, tennis, racquetball and/or squash courts and climbing walls. Also, the Company is significantly expanding the availability of fee-based programming at many of its clubs, including programs targeted at children and other groups.

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

          Corporate departments are responsible for each area of club services, such as exercise group programs, fitness programming, personal training, facility and equipment maintenance, housekeeping and laundry. This centralization allows local general managers at each club to focus on customer service, club staffing and providing a high quality exercise experience. General managers are responsible for the day-to-day management of each club, and directly report to regional managers, who liaise with corporate staff ensuring consistent service at all locations.

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

          Personal Training. All of the Company's fitness clubs offer one-on-one personal training, which is sold by the single session or in multi-session packages. The Company has implemented a comprehensive staff education curriculum which progresses from basic knowledge and practical skills to advanced concepts and training techniques. The Company's education program provides professional standards to ensure that its trainers provide superior service and fitness expertise to its members. There are four levels of professional competency with mandatory requirements trainers must meet in order to achieve and maintain such status: Fitness Trainer (completed in-house certification programs), Certified Fitness Trainer (completed in-house certification and holds approved nationally recognized certification). Pro Trainer (has completed all previous requirements, passed the Company's Advanced Training Systems and holds a degree or nationally-recognized certification), Master Trainer (has met all requirements of a Pro Trainer, and holds multiple degrees and certifications, including at least one specialty or advanced certification). Management believes the qualifications of the personal training staff helps ensure that members receive a consistent level of quality service throughout the Company's club base. The Company believes that its personal training programs provide valuable guidance to its members and a significant source of incremental revenue from value-added services for the Company. In addition management believes that members who participate in personal training programs, have a longer membership life.

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

          Sports Clubs for Kids. During 2000, the Company began offering programs for children under the Sports Club for Kids brand at eight locations in the NYSC and PSC regions. In addition to extending fitness offerings to a market not previously served by the Company, it is expected that Sports Clubs for Kids programming will help position the Company's suburban clubs as family clubs, which should provide it with significant competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, martial arts and birthday parties. It also can include innovative and proprietary programming such as Kidspin Theater, a multi-media cycling experience, and non-competitive "learn-to-play" sports programs. The Company expects to be operating Sports Clubs for Kids programs in more than 20 of its facilities by the end of 2001.

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

PLANNED INFORMATION SYSTEMS DEVELOPMENTS

     The Company recognizes the value of enhancing and extending the uses of information technology in virtually every area of the company. After developing an information technology strategy to support the business strategy, the Company has developed a comprehensive two-year plan to replace or upgrade key systems.

     The Company expects to begin implementation of a new fully integrated club management system in the later part of 2001. This system incorporates contemporary browser-based technology and open architecture to provide ease of integration with other systems and scalability to support the Company's projected growth. This system will provide enhanced or new functionality for member services, contract management, billing, point of sale, inventory control, scheduling, and reservations.

     The Company completed development of the first phase of an enhanced website in 2000. With the implementation of the above mentioned club management system, the Company will expand its website to incorporate other e-business functionality such as sales of products, services, and memberships, reservationing, and tracking of personal fitness programs.

     Additionally, in 2001 the Company will implement a new system for flexible financial reporting, budgeting, forecasting, and analysis of business information from multiple source systems to enhance the management decision-making processes and to improve controls.

INTELLECTUAL PROPERTY

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

EMPLOYEES

     At December 31, 2000, the Company had approximately 6,400 employees, of which approximately 2,275 were employed full-time. Approximately 300 employees were corporate personnel working in the Manhattan, Boston or Washington, DC offices. The Company is not a party to any collective bargaining agreement with its employees. The Company has never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and considers its relations with its employees to be good. Management believes that it offers its employees benefits (including health, dental, disability insurance and a 401(k) plan) which are superior to those generally offered by its competitors.

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

                           FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K of the Company for the year ended December 31, 2000 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 2.  PROPERTIES

                                                                                DATE OPENED OR
                                                                                  MANAGEMENT
LOCATION                                   ADDRESS                                  ASSUMED
--------                                   -------                              --------------
NEW YORK SPORTS CLUBS:
1.   Manhattan...........................  151 East 86th Street                 January, 1977
2.   Manhattan...........................  61 West 62nd Street                  July, 1983
3.   Manhattan...........................  614 Second Avenue                    July, 1986
4.   Manhattan...........................  380 Madison Avenue                   January, 1990
5.   Manhattan...........................  151 Reade Street                     January, 1990
6.   Manhattan...........................  1601 Broadway                        September, 1991
7.   Manhattan...........................  50 West 34th Street                  August, 1992
8.   Manhattan...........................  349 East 76th Street                 April, 1994
9.   Manhattan...........................  248 West 80th Street                 May, 1994
10.  Manhattan...........................  502 Park Avenue                      February, 1995
11.  Manhattan...........................  117 Seventh Avenue South             March, 1995
12.  Manhattan...........................  303 Park Avenue South                December, 1995
13.  Manhattan...........................  30 Wall Street                       May, 1996
14.  Manhattan...........................  1635 Third Avenue                    October, 1996
15.  Manhattan...........................  575 Lexington Avenue                 November, 1996
16.  Manhattan...........................  278 Eighth Avenue                    December, 1996
17.  Manhattan...........................  200 Madison Avenue                   February, 1997
18.  Manhattan...........................  131 East 31st Street                 February, 1997
19.  Manhattan...........................  2162 Broadway                        November, 1997
20.  Manhattan...........................  633 Third Avenue                     April, 1998
21.  Manhattan...........................  1657 Broadway                        July, 1998
22.  Manhattan...........................  217 Broadway                         March, 1999
23.  Manhattan...........................  23 West 73rd Street                  April, 1999
24.  Manhattan...........................  34 West 14th Street                  July, 1999
25.  Manhattan...........................  503-511 Broadway                     July, 1999
26.  Manhattan...........................  1372 Broadway                        October, 1999
27.  Manhattan...........................  300 West 125th Street                May, 2000
28.  Manhattan...........................  Battery Park City                    May, 2000
29.  Manhattan...........................  14 West 44th Street                  August, 2000
30.  Manhattan...........................  128 Eighth Avenue                    December, 2000
31.  Manhattan+..........................  19 Irving Place                      Opening 2001

                                                                                DATE OPENED OR
                                                                                  MANAGEMENT
LOCATION                                   ADDRESS                                  ASSUMED
--------                                   -------                              --------------
32.  Manhattan+..........................  160 Water Street                     Opening 2001
33.  Brooklyn, NY........................  110 Boerum Place                     October, 1985
34.  Brooklyn, NY........................  1736 Shore Parkway                   June, 1998
35.  Brooklyn, NY+.......................  179 Remsen Street                    Opening 2001
36.  Brooklyn, NY*.......................  453 Fifth Avenue                     Opening 2003
37.  Queens, NY..........................  69-33 Austin Street, Forest Hills    April, 1997
38.  Queens, NY..........................  153-67 A Cross Island Parkway        June, 1998
39.  Staten Island, NY...................  300 West Service Road                June, 1998
40.  Scarsdale, NY.......................  696 White Plains Road                October, 1995
41.  Mamaroneck, NY......................  124 Palmer Avenue                    January, 1997
42.  White Plains, NY....................  1 North Broadway                     September, 1997
43.  Croton-on-Hudson, NY................  420 South Riverside Drive            January, 1998
44.  Larchmont, NY.......................  15 Madison Avenue                    December, 1998
45.  Nanuet, NY..........................  58 Demarest Mill Road                May, 1998
46.  Great Neck, NY......................  15 Barstow Road                      July, 1989
47.  East Meadow, NY.....................  625 Merrick Avenue                   January, 1999
48.  Commack, NY.........................  6136 Jericho Turnpike                January, 1999
49.  Oceanside, NY.......................  2909 Lincoln Avenue                  May, 1999
50.  Long Beach, NY......................  265 East Park Avenue                 July, 1999
51.  Garden City, NY.....................  833 Franklin Avenue                  May, 2000
52.  Huntington, NY......................  350 New York Avenue                  February, 2001
53.  Syosset, NY+........................  49 Ira Road                          Opening 2001
54.  Woodmere, NY*.......................  158 Irving Street                    Opening 2002
55.  Stamford, CT........................  6 Landmark Square                    December, 1997
56.  Stamford, CT........................  106 Commerce Road                    January, 1998
57.  Danbury, CT.........................  38 Mill Plain Road                   January, 1998
58.  Stamford, CT........................  1063 Hope Street                     November, 1998
59.  Norwalk, CT.........................  250 Westport Avenue                  March, 1999
60.  Greenwich, CT.......................  6 Liberty Way                        May, 1999
61.  East Brunswick, NJ..................  8 Cornwall Court                     January, 1990
62.  Princeton, NJ.......................  301 North Harrison Street            May, 1997
63.  Freehold, NJ........................  200 Daniels Way                      April, 1998
64.  Matawan, NJ.........................  163 Route 34                         April, 1998
65.  Old Bridge, NJ......................  Gaub Road and Route 516              April, 1998
66.  Marlboro, NJ........................  34 Route 9 North                     April, 1998
67.  Fort Lee, NJ........................  1355 15th Street                     June, 1998
68.  Ramsey, NJ..........................  1100 Route 17 North                  June, 1998
69.  Mahwah, NJ..........................  7 Leighton Place                     June, 1998
70.  Parsippany, NJ......................  2651 Route 10                        August, 1998
71.  Springfield, NJ.....................  215 Morris Avenue                    August, 1998
72.  Colonia, NJ.........................  1250 Route 27                        August, 1998
73.  Franklin Park, NJ...................  3911 Route 27                        August, 1998
74.  Plainsboro, NJ......................  10 Schalks Crossing                  August, 1998
75.  Somerset, NJ........................  120 Cedar Grove Lane                 August, 1998
76.  Hoboken, NJ.........................  221 Washington Street                October, 1998
77.  West Caldwell, NJ...................  913 Bloomfield Avenue                April, 1999

                                                                                DATE OPENED OR
                                                                                  MANAGEMENT
LOCATION                                   ADDRESS                                  ASSUMED
--------                                   -------                              --------------
78.  Montclair, NJ*......................  56 Church Street                     Opening 2002
WASHINGTON SPORTS CLUBS:
79.  Washington, DC......................  214 D Street, S.E.                   January, 1980
80.  Washington, DC......................  1835 Connecticut Avenue, N.W.        January, 1990
81.  Washington, DC......................  1990 M Street, N.W.                  February, 1993
82.  Washington, DC......................  2251 Wisconsin Avenue, N.W.          May, 1994
83.  Washington, DC......................  1211 Connecticut Avenue              July, 2000
84.  Bethesda, MD........................  4903 Elm Street                      May, 1994
85.  North Bethesda, MD..................  10400 Old Georgetown Road            June, 1998
86.  Germantown, MD......................  12623 Wisteria Drive                 July, 1998
87.  Silver Spring, MD*..................  Wayne Avenue                         Opening 2002
88.  Centreville, VA.....................  Old Centreville Crossing             December, 1997
89.  Alexandria, VA......................  3654 King Street                     June, 1999
90.  Sterling, VA........................  21800 Town Center Plaza              October, 1999
91.  Fairfax, VA.........................  11001 Lee Highway                    October, 1999
92.  West Springfield, VA................  8430 Old Keene Mill                  September, 2000
93.  Clarendon, VA*......................  2700 Clarendon Boulevard             Opening 2001
BOSTON SPORTS CLUBS:
94.  Boston, MA..........................  561 Boylston Street                  November, 1991
95.  Allston, MA.........................  15 Gorham Street                     July, 1997
96.  Boston, MA..........................  1 Bulfinch Place                     August, 1998
97.  Natick, MA..........................  Sherwood Plaza, 124 Worcester Rd     September, 1998
98.  Weymouth, MA........................  553 Washington Street                May, 1999
99.  Boston, MA..........................  201 Brookline Avenue                 June, 2000
100. East Cambridge, MA..................  6 Museum Way                         January, 2001
101. Wellesley, MA.......................  140 Great Plain Avenue               July, 2000
102. Boston, MA..........................  One Devonshire Place                 July, 2000
103. Andover, MA.........................  307 Lowell Street                    July, 2000
104. Lynnfield, MA.......................  425 Walnut Street                    July, 2000
105. Lexington, MA.......................  475 Bedford Avenue                   July, 2000
106. Franklin, MA........................  750 Union Street                     July, 2000
107. Framingham, MA......................  1657 Worcester Street                July, 2000
108. Danvers, MA.........................  50 Ferncroft Road                    July, 2000
109. Cambridge, MA+......................  625 Massachusetts Avenue             Opening 2001
110. Boston, MA+.........................  361 Newbury Street                   Opening 2001
111. West Newton, MA*....................  1359 Washington Street               Opening 2001
112. Nashua, NH..........................  11 Tara Boulevard                    July, 2000
PHILADELPHIA SPORTS CLUBS:
113. Philadelphia, PA....................  220 South 5th Street                 January, 1999
114. Philadelphia, PA....................  2000 Hamilton Street                 July, 1999
115. Chalfont, PA........................  One Highpoint Drive                  January, 2000
116. Cherry Hill, NJ.....................  Route 70 and Kings Highway           April, 2000
117. Philadelphia, PA....................  1735 Market Street                   October 2000
118. Bryn Mawr, PA*......................  822 Lancaster Avenue                 Opening 2001
119. Philadelphia, PA*...................  Rittenhouse Square                   Opening 2003

                                                                                DATE OPENED OR
                                                                                  MANAGEMENT
LOCATION                                   ADDRESS                                  ASSUMED
--------                                   -------                              --------------
SWISS SPORTS CLUBS:
120. Basel, Switzerland..................  St. Johanns-Vorstadt 41              August, 1987
121. Zurich, Switzerland.................  Glarnischstrasse 35                  August, 1987
122. Basel, Switzerland+.................  Basel FC Soccer Stadium              Opening 2001

---------------
+ Under construction, club in "pre-sales."

* Signed leases for greenfield club development.

     The Company owns the 151 East 86th Street location, which houses a Company fitness club and a retail tenant that generated approximately $540,000 of rental income for the Company during twelve months ended December 31, 2000. One of our fitness clubs operates under a month to month lease; all other fitness clubs occupy leased space pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years (ending December 31, 2005), only one of the Company's fitness club leases will expire without any renewal option. A new club has been constructed and opened nearby.

     The Company leases approximately 40,000 square feet of office space in New York City, and has smaller regional offices in Fairfax, VA, East Brunswick, NJ, Stamford, CT and Waltham, MA, for administrative, and general corporate purposes. The Company also leases warehouse and commercial space in Long Island City, New York, for storage purposes and for the operation of a centralized laundry facility for certain New York fitness clubs.

     As of December 31, 2000, 103 of the existing fitness clubs were wholly owned by the Company and two were managed and partly owned (the "Partly Owned Clubs").

     In addition, the Company provided management services at three fitness clubs in which the Company had no equity interest.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's business, results of operations, cash flows, or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT CLUB AND MEMBERSHIP DATA)

     Set forth below are selected historical consolidated financial, other operating data and club and membership data of the Company as of the dates and for the periods presented. The selected historical consolidated statement of operations data for the year ended May 31, 1998, the seven months ended December 31, 1998 and the years ended December 31, 1999 and 2000, and the selected historical consolidated balance sheet data as of December 31, 1999 and 2000, were derived from the audited Consolidated Financial Statements of the Company, which are included herein. The selected historical consolidated statement of operations data for the seven months ended December 31, 1997, were derived from the unaudited consolidated financial statements of the Company which are included herein. The selected historical consolidated statement of operations data for the year ended May 31, 1996 and 1997 and the selected historical consolidated balance sheet data as of May 31, 1996, 1997 and 1998 and December 31, 1998 were derived from the audited consolidated financial statements of the Company, which are not included herein. In 1998, the Company changed its fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications. The information contained in this table and accompanying notes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.

                                                                      YEAR ENDED MAY 31,
                                                                -------------------------------
                                                                 1996        1997        1998
                                                                -------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenues....................................................    $43,755    $ 56,567    $ 82,350
Operating expenses:
  Payroll and related.......................................     18,626      23,321      33,309
  Club operating............................................     14,542      18,044      25,858
  General and administrative................................      3,562       3,774       5,825
  Depreciation and amortization.............................      2,929       4,219       7,736
  Compensation expense incurred in connection with stock
    options(1)..............................................      1,967       5,933       1,442
                                                                -------    --------    --------
Operating income............................................      2,129       1,276       8,180
Interest expense, net of interest income....................        952       2,455       5,902
                                                                -------    --------    --------
Income (loss) before provision (benefit) for income tax.....      1,177      (1,179)      2,278
Provision (benefit) for income tax..........................        628        (243)      1,131
Extraordinary item(2).......................................         --          --        (782)
Cumulative effect of change in accounting policy(3).........         --          --         (88)
                                                                -------    --------    --------
Net income (loss)...........................................        549        (936)        277
Accreted dividends on preferred stock.......................       (400)     (1,286)     (2,387)
                                                                -------    --------    --------
Net Income (loss) attributable to common stockholders.......    $   149    $ (2,222)   $ (2,110)
                                                                =======    ========    ========
OTHER DATA:
EBITDA(4)...................................................    $ 5,058    $  5,495    $ 15,916
EBITDA margin(4)............................................       11.6%        9.7%       19.3%
Deferred lease expense......................................    $ 1,277    $  1,620    $  2,671
Cash provided by (used in):
  Operating activities......................................      5,695      12,302      15,733
  Investing activities......................................     (5,487)    (13,571)    (36,040)
  Financing activities......................................    $   144    $  2,809    $ 40,836

                                                                      YEAR ENDED MAY 31,
                                                                -------------------------------
                                                                 1996        1997        1998
                                                                -------    --------    --------
CLUB AND MEMBERSHIP DATA:
New clubs opened(5).........................................          2           3           1
Clubs acquired(5)...........................................          1           5          13
Wholly owned clubs operated at end of period(5).............         23          28          45
Total clubs operated at end of period(6)....................         28          35          49
Members at end of period(7).................................     54,800      78,600     125,100
Mature club revenue increase(8).............................        8.2%        9.9%       12.6%
Revenue per weighted average club (in thousands)(9).........    $ 2,017    $  2,267    $  2,287

                                           SEVEN MONTHS                   YEAR ENDED
                                        ENDED DECEMBER 31,               DECEMBER 31,
                                       --------------------    --------------------------------
                                         1997        1998        1998        1999        2000
                                       --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $ 42,990    $ 71,662    $111,022    $159,779    $225,049
Operating expenses:
  Payroll and related................    17,621      28,001      43,689      62,412      89,677
  Club operating.....................    13,258      24,261      36,861      52,619      69,390
  General and administrative.........     2,742       5,828       8,911      10,908      14,754
  Depreciation and amortization......     3,944       8,818      12,610      20,935      26,642
  Compensation expense incurred in
     connection with stock
     options(1)......................       397         434       1,479       2,042       1,836
                                       --------    --------    --------    --------    --------
Operating income.....................     5,028       4,320       7,472      10,863      22,750
Interest expense, net of interest
  income.............................     3,270       5,279       7,911      10,243      13,120
                                       --------    --------    --------    --------    --------
Income (loss) before provision
  (benefit) for income tax...........     1,758        (959)       (439)        620       9,630
Provision (benefit) for income tax...       888        (399)       (156)        571       4,799
Extraordinary item(2)................      (782)         --          --          --          --
Cumulative effect of change in
  accounting policy(3)...............       (88)         --          --          --          --
                                       --------    --------    --------    --------    --------
Net income (loss)....................        --        (560)       (283)         49       4,831
Accreted dividends on preferred
  stock..............................    (1,485)     (2,146)     (3,048)     (7,880)     (9,016)
                                       --------    --------    --------    --------    --------
Net loss attributable to common
  stockholders.......................  $ (1,485)   $ (2,706)   $ (3,331)   $ (7,831)   $ (4,185)
                                       ========    ========    ========    ========    ========
OTHER DATA:
EBITDA(4)............................  $  8,972    $ 13,138    $ 20,082    $ 31,798    $ 49,392
EBITDA margin(4).....................      20.9%       18.3%       18.1%       19.9%       21.9%
Non-cash rental lease expense, net of
  non-cash income....................  $  1,354    $  1,493    $  2,809    $  3,061    $  2,976
Cash provided by (used in):
  Operating activities...............     7,193       7,393      15,933      29,496      40,573
  Investing activities...............   (12,362)    (47,352)    (71,030)    (55,078)    (70,048)
  Financing activities...............  $ 42,361    $ 36,116    $ 34,591    $ 33,553    $  5,715

                                           SEVEN MONTHS                   YEAR ENDED
                                        ENDED DECEMBER 31,               DECEMBER 31,
                                       --------------------    --------------------------------
                                         1997        1998        1998        1999        2000
                                       --------    --------    --------    --------    --------
CLUB AND MEMBERSHIP DATA:
New clubs opened(5)..................        --           4           5          14           9
Clubs acquired(5)....................         5          16          25           4          11
Wholly owned clubs operated at end of
  period(5)..........................        35          65          65          82         103
Total clubs operated at end of
  period(6)..........................        40          69          69          86         105
Members at end of period(7)..........    99,900     178,700     178,700     203,059     278,000
Mature club revenue increase(8)......      12.6%       16.8%       14.2%       16.0%       18.6%
Revenue per weighted average club
  (in thousands)(9)..................  $  1,289    $  1,184    $  2,156    $  2,130    $  2,428

                                    AS OF MAY 31,                      AS OF DECEMBER 31,
                             ----------------------------   -----------------------------------------
                              1996      1997       1998       1997       1998       1999       2000
                             -------   -------   --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital
  (deficit)................  $(4,048)  $(8,436)  $  5,898   $ 26,772   $    478   $ (1,015)  $(38,414)
Total assets...............   34,805    52,923    111,977    104,948    157,416    215,678    256,085
Long-term debt, including
  current installments.....   10,453    41,071     88,289     89,368     89,524    132,202    144,498
Redeemable senior preferred
  stock....................       --        --         --         --     36,735     42,066     48,029
Stockholders' equity
  (accumulated deficit)....  $ 5,474   $(6,951)  $ (5,107)  $ (6,342)  $ (2,333)  $ (5,597)  $ (3,911)

---------------
(1) Represents non-cash charges related to the vesting of certain stock options issued to management and the accretion of preferred dividends related to preferred stock underlying certain of such options.

(2) Reflects the write-off of previously capitalized fees and expenses, net of taxes, of $782,000, related to the repayment of certain indebtedness.

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

(4) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, extraordinary charges and cumulative effect of changes in accounting policy. EBITDA is presented because management believes it provides useful information regarding the operating performance and financial condition of the Company. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income (loss) or cash flow data prepared in accordance with GAAP or as a measure of the Company's profitability or liquidity. EBITDA Margin is defined as EBITDA as a percentage of revenues. Additionally, investors should be aware that EBITDA may not be comparable to similarly titled measures presented by other companies.

(5) During fiscal 1997, the Company opened or acquired six clubs and relocated one club upon the expiration of its lease. During fiscal 1998, the Company opened or acquired 14 clubs and acquired three formerly partly owned clubs. During calendar 1998, the Company acquired one formerly partly owned club. During 1999 the company relocated one club. During 2000 the Company acquired two formerly partly owned clubs and relocated one club upon the expiration of its lease.

(6) Includes wholly-owned or partly owned and managed clubs.

(7) Represents members at wholly-owned or partly owned clubs.

(8) The Company defines mature clubs as those clubs operated by the Company for more than 24 months.

(9) Revenue per weighted average club is calculated as club revenue divided by the product of the total numbers of clubs and their weighted average months in operation as a percentage of the total year or the seven months ended, as applicable.

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

HISTORICAL CLUB GROWTH

                                                             SEVEN
                                                             MONTHS
                                   YEAR ENDED MAY 31,        ENDED         YEAR ENDED      YEAR ENDED
                                  --------------------    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                  1996    1997    1998        1998            1999            2000
                                  ----    ----    ----    ------------    ------------    ------------
Clubs at beginning of period....   25      28      35          49              69              86
Greenfield clubs................    2       3       1           4              14               9
Acquired clubs..................    1       5      13          16               4              11
Sold or relocated clubs.........   --      (1)     --          --              (1)             (1)
                                   --      --      --          --              --             ---
Clubs at end of period..........   28      35      49          69              86             105
                                   ==      ==      ==          ==              ==             ===
Number of partly owned clubs
  included at the end of
  period........................    5       7       4           4               4               2

Note: The Company includes in the club count wholly owned and partly owned clubs. In addition, as of December 31, 2000 the Company managed three additional clubs in which it did not have an equity stake.

INTRODUCTION

     The Company is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2000, the Company operated 105 clubs that collectively served approximately 278,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target members' areas of both employment and residence. The Company's target member is college-educated, typically between the ages of 20 and 54 and earns an annual income in excess of $50,000.

     The Company's goal is to develop the premier health club network in each of the major metropolitan regions it enters. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. In entering new regions, the Company develops these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 2000, approximately 43.3% of the Company's members participated in a membership plan that allows unlimited access to all of the Company's clubs for a higher membership fee.

     The Company has executed this strategy successfully in the New York region through the network of clubs it operates under its NYSC brand name. The Company is the largest fitness club operator in Manhattan with 30 locations and operates a total of 70 clubs under the NYSC name within a defined radius of New York

City. The Company operates 15 clubs in the Boston region, 13 clubs in the Washington D.C. region under its BSC and WSC brand names respectively and has begun establishing a similar cluster in the Philadelphia region under is PSC brand name. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

     During the last several years, the Company has increased revenues and EBITDA by expanding its club base in New York, Washington, DC, Boston and Philadelphia. As a result of the Company's expanding club base and relatively fixed nature of the Company's operating costs, the Company's EBITDA has increased from $5.1 million in fiscal 1996 to $49.4 million for the year ended December 31, 2000, and EBITDA as a percentage of revenues has increased from 11.6% to 21.9% over the same period. Management expects growth in revenues, and EBITDA to continue as the 67 clubs opened or acquired since the beginning of 1998 continue to mature. Based on the Company's historical experience, a new club tends to experience significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. The Company believes that the revenues, EBITDA (before corporate overhead) and operating income (before corporate overhead) of these 67 clubs will increase as they mature. As a result of the Company's accelerated expansion, however, EBITDA and operating income margins may be negatively impacted in the near term, as further new clubs are added.

MATURE CLUB REVENUE

     The Company defines mature clubs as those clubs that were operated by the Company for the entire period of the period presented and that same entire period of the preceeding year. Under this definition, mature clubs for periods shown are those clubs that were operated by the Company for more than 24 months. The Company's mature club revenue increased 18.6%, 16.0%, 16.8%, 12.6% and 9.9%, for years ended December 31, 2000 and 1999, the seven months ended December 31, 1998, and fiscal 1998 and 1997, respectively.

NET LOSSES

     The Company incurred a net loss of $283,000, $560,000, and $936,000 for the year ended December 31, 1998, the seven months ended December 31, 1998, and fiscal 1997. Losses have resulted from a variety of costs, including, but not limited to, amortization of goodwill and debt financing costs resulting from the Company's acquisition strategy as well as compensation expense incurred in connection with the vesting of certain stock options held by management. Increased goodwill, amortization, depreciation and financing costs associated with future acquisitions and greenfield club openings will impact profitability and may result in net losses in the future.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                 SEVEN
                                              MONTHS ENDED           YEAR ENDED
                                              DECEMBER 31,          DECEMBER 31,
                                             --------------    -----------------------
                                             1997     1998     1998     1999     2000
                                             -----    -----    -----    -----    -----
Revenue....................................  100.0%   100.0%   100.0%   100.0%   100.0%
Operating Expenses:
Payroll and related........................   41.0     39.1     39.4     39.1     39.8
Club operating.............................   30.8     33.9     33.2     32.9     30.8
General and administrative.................    6.4      8.1      8.0      6.8      6.6
Depreciation and amortization..............    9.2     12.3     11.4     13.1     11.8
Compensation expense incurred in connection
  with stock options.......................    0.9      0.6      1.3      1.3      0.8
                                             -----    -----    -----    -----    -----
Operating income...........................   11.7      6.0      6.7      6.8     10.2
Interest expense, net of interest
  income...................................    7.6      7.3      7.1      6.4      5.8
                                             -----    -----    -----    -----    -----
Income (loss) before provision (benefit)
  for income tax...........................    4.1     (1.3)    (0.4)     0.4      4.4
Provision (benefit) for income tax.........    2.1     (0.5)    (0.1)     0.4      2.1
Extraordinary item.........................   (1.8)      --       --       --       --
Cumulative effect of change in accounting
  policy...................................   (0.2)      --       --       --       --
                                             -----    -----    -----    -----    -----
Net income (loss)..........................     --     (0.8)    (0.3)      --      2.3
Accreted dividends on preferred stock......    3.4      3.0      2.7      4.9      4.0
                                             -----    -----    -----    -----    -----
Net (loss) attributable to common
  stockholders.............................   (3.4)%   (3.8)%   (3.0)%   (4.9)%   (1.7)%
                                             =====    =====    =====    =====    =====

                    YEAR ENDED DECEMBER 31, 2000 COMPARED TO
                        THE YEAR ENDED DECEMBER 31, 1999

     REVENUES. Revenues increased $65.3 million or 40.9%, to $225.0 million during 2000 from $159.8 million in 1999. This increase resulted from the 18 clubs opened or acquired in 1999 (approximately $18.1 million), and the 20 clubs opened or acquired in 2000 (approximately $21.4 million). In addition, revenues increased during 2000 by approximately $27.2 million or 18.6% at the Company's mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is attributable to an 8.8% increase in membership, a 6.5% increase in dues, and a 3.3% increase in ancilliary revenues. These increases were offset by a $1.5 million decrease in revenue associated with a club relocated in the first quarter of 2000).

     OPERATING EXPENSES. Operating expenses increased $53.4 million, or 35.8% to $202.3 million in 2000, from $148.9 million in 1999. This increase was due to a 23.5% increase in total months of club operations to 1,113 in 2000 from 902 in 1999. The increase is also attributable to the clubs opened or acquired in 2000 including larger, multi-purpose clubs than that of the prior year's club base.

          Payroll and related increased by $27.3 million, or 43.7% to $89.7 million in 2000, from $62.4 million in 1999. This increase was primarily attributable to the acquisition or opening of 20 clubs in 2000 and a full year of operating the 18 clubs opened or acquired in 1999. This increase was also attributable to an increase in personal training payroll and incentive based compensation.

          Club operating increased by $16.8 million, or 31.9% to $69.4 million in 2000, from $52.6 million in 1999. This increase is primarily attributable to the acquisition or opening of 20 clubs in 2000 and the additional expenses attributable to operating the 18 clubs opened or acquired in 1999.

          General and administrative increased by $3.8 million, or 35.3% to $14.8 million in 2000, from $10.9 million in 1999. This increase is attributable to expenses associated with our expansion, including the expansion of our corporate offices and staff and the enhancement of the Company's management information systems.

          Depreciation and amortization increased by $5.7 million, or 27.3% to $26.6 million in 2000, from $20.9 million in 1999. This increase is attributable to the increased fixed assets placed in service and intangible assets acquired arising out of acquisition or opening of new clubs.

          Compensation expense incurred in connection with stock options decreased by $206,000, or 10.1% to $1.8 million in 2000, from $2.0 million in 1999. The decrease in compensation expense is principally due to less compensatory stock options vesting in the year ended 2000 when compared to 1999.

     INTEREST EXPENSE, NET OF INTEREST INCOME. Interest expense, net of interest income, increased $2.9 million to $13.1 million in 2000 from $10.2 million in 1999, primarily as a result of increased indebtedness due to the $40.0 million of Senior Notes issued in June, 1999. The increase is also attributable to the fact the Company began borrowing from its line of credit in July of 2000 in order to consummate the purchase of the Boston chain, Health Development Corporation ("HDC").

     PROVISION (BENEFIT) FOR INCOME TAX. The provision for income taxes increased $4.2 million from $571,000 in 1999 to $4.8 million in 2000. The Company's effective tax rate decreased to 50% in 2000 from 92% in 1999. This decrease is principally due to the change in the effective state rate which was a greater percentage of pretax income in 1999 than in 2000. With the exception of deferred tax assets of $284,000 related to certain state net operating loss carry-forwards which have been fully reserved for, the Company expects future taxable income to be sufficient to realize the $14.6 million of net deferred tax assets.

     ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the Preferred Stock increased $1.1 million to $9.0 million in 2000, from $7.9 million in 1999. This increase is due to the compounding of accreted dividends.

                    YEAR ENDED DECEMBER 31, 1999 COMPARED TO
                        THE YEAR ENDED DECEMBER 31, 1998

     REVENUES. Revenues increased $48.8 million or 43.9%, to $159.8 million during 1999 from $111.0 million in 1998. This increase resulted from the 30 clubs opened or acquired in 1998 (approximately $25.6 million), and the 18 clubs opened or acquired in 1999 (approximately $9.4 million). In addition, revenues increased during 1999 by approximately $13.8 million or 16% at the Company's mature clubs. The mature club revenue increase is attributable to an 8.1% increase in membership, a 6.8% increase in dues, and a 1.1% increase in ancilliary revenues.

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

     PROVISION (BENEFIT) FOR INCOME TAX. Provision for income tax (benefit) changed by $727,000 to a provision of $571,000 in 1999 from a benefit of ($156,000) in 1998. In 1999, the Company's effective tax rate was increased principally due to non-deductible expenses, state minimum taxes and changes in state tax rates. With the exception of deferred tax assets of $284,000 related to certain state net operating loss carry-forwards which have been fully reserved for, the Company expects future taxable income to be sufficient to realize the $12.1 million of net deferred tax assets. Because the profitability of clubs improve with maturation, the company expects increases in profitability as the 48 clubs opened or acquired in 1998 and 1999 mature.

     ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the Preferred Stock increased $4.8 million to $7.9 million during 1999, from $3.0 million in 1998. This increase is due to the issuance of Redeemable Senior Preferred Stock in November, 1998.

                SEVEN MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
                      SEVEN MONTHS ENDED DECEMBER 31, 1997

     REVENUES. Revenues increased approximately $28.7 million, or 66.7%, to $71.7 million during the seven months ended December 31, 1998 from $43.0 million in the seven months ended December 31, 1997. This increase resulted primarily from maturation of the 16 clubs opened or acquired during fiscal 1998 (approximately $13.2 million) and the 20 clubs opened or acquired during the seven months ended December 31, 1998 (approximately $8.0 million). In addition, revenues increased during the period by $7.1 million at the Company's mature clubs resulting from increased membership and non membership revenues such as personal training.

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

     INTEREST EXPENSE, NET OF INTEREST INCOME. Interest expense, net of interest income, increased $2.0 million to $5.3 million during the seven months ended December 31, 1998, from $3.3 million in the seven months ended December 31, 1997. The increased level of interest expense was primarily due to a full period of interest related to the Senior Notes (drawn down in October 1997), as well as drawings under the line of credit to fund certain acquisitions during 1998. Interest income decreased $254,000 to $272,000 during the seven months ended December 31, 1998, from $526,000 in the seven months ended December 31, 1997. The decreased level of interest income was primarily due to lower cash on hand as the Company invested in acquisitions and new club construction.

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

     Operating Activities. Net cash provided by operating activities for the year ended December 31, 2000 was $40.6 million compared to $29.5 million during the year ended December 31, 1999. The increase in cash provided by operating activities was primarily due an increase in the number of mature clubs and to improved performance by these mature clubs, offset by recently opened or acquired clubs which may be immature and not yet operating at normal operating margins. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, the Company has no material accounts receivable. The Company also records a deferred revenue liability, because initiation fees are received at enrollment and are recognized over the estimated average term of membership. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

     Investing Activities. The Company invested $71.5 million and $56.3 million in capital expenditures and asset acquisitions during the years ended December 31, 2000 and 1999, respectively, primarily as a result of the Company's expansion efforts. The Company estimates that for the year ended December 31, 2001, it will invest an additional $66.0 million in capital expenditures and asset acquisitions, which includes $11.4 million that management intends to invest to expand and renovate certain existing clubs, $7.6 million to maintain existing clubs and $5.8 million to further upgrade its management information system. These expenditures will be funded by cash flow generated from operations, available cash and credit facilities. In July 2000, the Company acquired Health Development Corporation for $18.7 million in cash. Including $525,000 of transaction costs, the aggregate purchase price amounts to $19.2 million. The acquisition was financed with $6.0 million of line of credit borrowings and cash on hand. HDC's operations included eight fitness clubs in Massachusetts and one fitness club in New Hampshire. HDC also provided management services at three facilities in the Boston region.

     Financing Activities. As of December 31, 2000, the Company has approximately $14.2 million available under the current Credit Facility and $20.0 million under the Subordinated Credit Facility, which mature in October 2002 and December 2004 respectively, and have no scheduled amortization requirements. The Credit Facility allows for maximum borrowings of $25.0 million. The line of credit carries interest at the Company's option based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined and the Company is required to pay a commitment commission of 0.375% per annum based upon the daily unutilized amount. There were $6.0 million of Eurodollar borrowings and $3.0 million of prime rate borrowings outstanding against this line as of December 31, 2000. The amount available for borrowing has been further reduced by outstanding letters of credit totaling $1.8 million. The interest rates charged on the Eurodollar and prime rate borrowings outstanding at December 31, 2000 were 9.18% and 11.00%, respectively. The line, as amended, contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends. Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of 2001, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2001. There can be no assurance that such financing will be available or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position and materially adversely affect the Company's business, results of operations or financial condition. The Credit Facility accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income.

     In November 2000 the Company entered into a Subordinated Credit Agreement (the "Subordinated Agreement") with an affiliate of a director and stockholder of the Company. This Subordinated Agreement provides for up to $20.0 million of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 13% per annum; 10% of which is payable on a monthly basis and the remaining 3% is accruable, at the option of the Company, through maturity. The total amount of accrued and unpaid interest may not exceed $2.5 million. The Company is charged a fee of .083% per month based on the portion of the facility not utilized. In connection with this agreement the Company paid a commitment fee of $225,000 to the lender, approximately $73,000 of legal fees, and the Company committed to issue 16,000 shares of common stock to the lender. The commitment to issue common stock is at the earlier of the Company's initial borrowing under the Agreement or its termination. The estimated fair value of these shares of common stock of $1.4 million and the aforementioned commitment and legal fees were accounted for as deferred financing costs. In addition, the Company has agreed to issue an additional 7,000 shares of common stock to the lender in the event that the agreement has not been terminated prior to November 30, 2002. The Agreement contains similar, but less restrictive covenants than those with the line of credit, as amended.

     In June, 1999, the Company issued $40.0 million Senior Notes thereby increasing the total Senior Notes outstanding to $125.0 million. These notes were issued at a price of 98.75%, providing the Company with $39.5 million of proceeds before expenses related to the issuance. After payment of fees and expenses of $3.9 million, the Company received net proceeds of $35.6 million. Other cash flow financing activities during 1998 and 1999 include borrowings under the Credit Facility, the repayment of long-term debt, and the issuance of redeemable senior preferred stock "Senior Stock".

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

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the three year period ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K of the Company for the year ended December 31, 2000 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

NAME                                           AGE                       POSITION
----                                           ---                       --------
Mark Smith...................................  41     Chief Executive Officer and Director
Robert Giardina..............................  43     President and Chief Operating Officer
Alexander Alimanestianu......................  41     Executive Vice President, Development
Richard Pyle.................................  42     Executive Vice President and Chief Financial
                                                      Officer
Deborah Smith................................  41     Senior Vice President, Operations
Keith Alessi.................................  46     Director
Paul Arnold..................................  54     Director
Bruce Bruckmann..............................  47     Director
Stephen Edwards..............................  37     Director
Jason Fish...................................  43     Director

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

     Alexander Alimanestianu joined the Company in 1990, and became Executive Vice President, Development in 1995. From 1990 to 1995, Mr. Alimanestianu served as Vice President and Senior Vice President. Before joining the Company, he worked as a corporate attorney for six years with one of the Company's outside law firms. Mr. Alimanestianu has been involved in the development or acquisition of over 90 of the Company's clubs.

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

     Keith Alessi has served as a director of the Company since April, 1997. Mr. Alessi is an associate professor at the Washington and Lee University School of Law. Mr. Alessi served as President, Chief Executive Officer and a director of Telespectrum Worldwide, Inc. from March 1998 to April 2000. From May 1996 to March 1998, Mr. Alessi served as Chairman, President and Chief Executive Officer of Jackson

Hewitt, Inc. Prior to that, Mr. Alessi held various positions with Farm Fresh, Inc. including Chief Financial Officer and President.

     Paul Arnold has served as a director of the Company since April, 1997. Mr. Arnold has served as President and Chief Executive Officer of Cort Business Services, Inc., a leading national supplier of high end rental furniture since 1992.

     Bruce Bruckmann has served as a director of the Company since December, 1996. Since 1994, Mr. Bruckmann has served as Managing Director of BRS. From 1983 until 1994, Mr. Bruckmann served as an officer and subsequently a Managing Director of Citicorp Venture Capital, Ltd. ("CVC"). Mr. Bruckmann is currently a director of Mediq Inc., Penhall International, Inc., Jitney Jungle Stores of America, Inc., Mohawk Industries, Inc., AmeriSource Health Corporation, California Pizza Kitchen, Inc. and Anvil Knitwear, Inc. and a director of several private companies.

     Stephen Edwards has served as a director of the Company since December, 1996. Since 1994, Mr. Edwards has served as Managing Director of BRS. From 1993 until 1994, Mr. Edwards served as an officer of CVC. From 1988 through 1991, he was an associate of CVC. Prior to joining CVC, Mr. Edwards worked with Citicorp/Citibank in various corporate finance positions. Mr. Edwards is currently a director of Anvil Knitwear, Inc. and O'Sullivan Industries and a director of several private companies.

     Jason Fish has been a director of the Company since December, 1996. Mr. Fish is the co-founder and President of CapitalSource Holdings, L.L.C., a position he has held since June, 2000. Prior to founding CapitalSource, Mr. Fish had been a Managing Member of Farallon Capital Management, L.L.C. ("FCM") and Farallon Partners, L.L.C., the Farallon's two management entities, since April 1996. Mr. Fish was a General Partner of the Farallon investment partnerships and a Managing Director of FCM's predecessor, Farallon Capital Management, Inc., from 1990 to 1996. Mr. Fish is currently a director of Gardenburger, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

     The following summarizes, for the fiscal year indicated, the principal components of compensation for the Company's Chief Executive Officer and the four highest compensated executive officers (collectively, the "named executive officers"). The compensation set forth below fully reflects compensation for work performed on behalf of the Company.

                                                             OTHER ANNUAL       LONG-TERM COMPENSATION
NAME AND                              SALARY     BONUS(1)    COMPENSATION        AWARDS COMMON STOCK
PRINCIPAL POSITION          PERIOD      ($)        ($)            ($)         UNDERLYING OPTIONS/SARS(#)
------------------          ------    -------    --------    -------------    --------------------------
                                              ANNUAL COMPENSATION
Mark Smith................  2000(2)   397,752    540,000          --                       --
  Chief Executive Officer   1999(2)   379,979    338,000          --                       --
                            1998(3)   216,600    209,764          --                       --
                            1998(4)   360,500    330,000          --                       --
Robert Giardina...........  2000(2)   377,237    413,000          --                       --
  President and Chief       1999(2)   360,381    257,260          --                       --
  Operating Officer         1998(3)   205,429    158,782          --                       --
                            1998(4)   341,906    250,000          --                       --
Richard Pyle..............  2000(2)   206,764    317,000          --                       --
  Executive Vice President  1999(2)   197,525    196,855          --                       --
  and Chief Financial
     Officer                1998(3)   112,596    119,626          --                       --
                            1998(4)   187,399    187,500          --                       --
Alexander Alimanestianu...  2000(2)   206,764    317,000          --                       --
  Executive Vice            1999(2)   197,525    196,855          --                       --
  President, Development    1998(3)   112,596    119,626          --                       --
                            1998(4)   187,399    187,500          --                       --

                                                             OTHER ANNUAL       LONG-TERM COMPENSATION
NAME AND                              SALARY     BONUS(1)    COMPENSATION        AWARDS COMMON STOCK
PRINCIPAL POSITION          PERIOD      ($)        ($)            ($)         UNDERLYING OPTIONS/SARS(#)
------------------          ------    -------    --------    -------------    --------------------------
                                              ANNUAL COMPENSATION
Deborah Smith.............  2000(2)   166,261    216,000
  Senior Vice President,    1999(2)   158,832    130,511          --                       --
  Operations                1998(3)    90,539     79,391          --                       --
                            1998(4)   141,100    125,000          --                      400

---------------
(1) Includes annual bonus payments under the Company's Annual Bonus Plan.

(2) Includes the twelve month period ended December 31.

(3) Includes the seven months ended December 31, 1998.

(4) Includes the twelve month period ended May 31.

OPTION/SAR GRANTS DURING THE YEAR ENDED DECEMBER 31, 2000

     There were no options granted to named executive officers by the Company during the year ended December 31, 2000.

AGGREGATED OPTION/SAR EXERCISES DURING THE YEARS ENDED DECEMBER 31, 2000 AND 2000 YEAR-END OPTION/ SAR VALUES

     The following summarizes exercises of stock options (granted in prior years) by the named executive officers during the year ended December 31, 2000 as well as the number and value of all unexercised options held by the named executive officers as of December 31, 2000.

                                                       NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                           OPTIONS/SARS                 IN-THE-MONEY
                                                           AT FY-END(#)                 OPTIONS/SARS
                           SHARES                     UNDERLYING UNEXERCISED           AT FY-END($)(1)
                         ACQUIRED ON      VALUE      EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                         EXERCISE(#)   REALIZED($)   -------------------------   ---------------------------
NAME                       COMMON        COMMON        COMMON       PREFERRED       COMMON        PREFERRED
----                     -----------   -----------   -----------   -----------   -------------   -----------
Mark Smith.............      --            --           8,830/0     42,812/0         653,420/0   1,852,884/0
Robert Giardina........      --            --           8,829/0     32,793/0         653,346/0   1,419,288/0
Richard Pyle...........      --            --           8,828/0     27,569/0         653,272/0   1,193,186/0
Alexander
  Alimanestianu........      --            --           8,828/0     27,199/0         653,272/0   1,177,187/0
Deborah Smith..........      --            --         5,637/113      9,530/0     412,391/6,509     412,471/0

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

MANAGEMENT EQUITY AGREEMENTS

     Simultaneously with a recapitalization, the Company entered into Executive Stock Agreements with certain of the officers and other key employees of the Company. Pursuant to the Executive Stock Agreements, the executives each have purchased shares of Common Stock and/or shares of Series B Preferred of the Company at a purchase price of $1.00 per share of Common Stock and $35.00 per share of Series B Preferred Stock.

COMPANY BENEFIT PLANS

     The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan provides for the Company to make discretionary contributions; however, the Company elected not to make contributions for the year ended May 31, 1998, the seven months ended December 31, 1998, and the years ended December 31, 1999 and 2000. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant's contribution with a limit of five hundred dollars per annum.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth (as of December 31, 2000) certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock by: (i) each person or entity who owns of record or beneficially more than 5% or more of any class of the Company's voting securities; (ii) each named executive officer and director of the Company; and (iii) all directors and named executive officers of the Company as a group.

                                    COMMON      PERCENTAGE OF
                                    STOCK           COMMON         REDEEMABLE
                                 BENEFICIALLY       STOCK            SENIOR           SERIES A          SERIES B
NAME                               OWNED(1)     OUTSTANDING(1)   PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK
----                             ------------   --------------   ---------------   ---------------   ---------------
BRS(2)
  126 East 56th Street,
  29th Floor
  New York, New York 10022.....     504,456          38.3%               --            104,330                --
The Farallon Entities(3)
  One Maritime Plaza,
  Suite 1325
  San Francisco, California
  94111........................     270,091          20.5%           20,000             41,045                --
The Canterbury Entities(4)
  600 Fifth Avenue,
  23rd Floor
  New York, New York 10020.....     139,437          10.6%           15,000                 --                --
Rosewood Capital L.P.(5)
  One Maritime Plaza,
  Suite 1330
  San Francisco, California
  94111........................      17,908           1.4%            5,000                 --                --
EXECUTIVE OFFICERS AND
  DIRECTORS:
Mark Smith(6)..................      70,547           5.4%               --                 --            42,812
Robert Giardina(6).............      56,103           4.3%               --                 --            32,793
Richard Pyle(6)................      48,571           3.7%               --                 --            27,569
Alexander Alimanestianu(6).....      48,038           3.6%               --                 --            27,199
Deborah Smith(6)...............      20,484           1.6%               --                 --            10,080
Bruce C. Bruckmann(7)..........     517,642          39.3%               --            107,057                --
Stehpen Edwards(8).............     504,456          38.3%               --            104,330                --
Jason Fish(9)..................     270,091          20.5%           20,000             41,045                --
Paul Arnold....................      *              *                    --                591                --
Keith Alessi...................      *              *                    --                591                --
EXECUTIVE OFFICERS AND
  DIRECTORS AS A GROUP:
10 Persons(10).................   1,037,191          78.7%           20,000            149,284           140,453

---------------
  *  Represents less than 1%.

 (1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

 (9) Includes shares held by each of the Farallon Entities. Mr. Fish is the founder of CapitalSource L.L.C. an affiliate of the Farallon Entities. Mr. Fish disclaims beneficial ownership of such shares.

(10) Includes (i) shares held by BRS, which may be deemed to be owned beneficially by Messrs. Bruckmann and Edwards, and (ii) shares held by the Farallon Entities, which may be deemed to be owned beneficially by Mr. Fish.

Excluding the shares beneficially owned by BRS and the Farallon Entities, the directors and named executive officers as a group beneficially own (i) 249,458 shares of Common Stock (which represents approximately 18.9% of the Common Stock on a fully diluted basis), (ii) no shares of Redeemable Senior Preferred Stock,
(iii) 1,182 shares of Series A Preferred Stock, and (iv) 140,453 shares of Series B Preferred Stock.

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

SUBORDINATED CREDIT AGREEMENT

     In November 2000 the Company entered into a Subordinated Credit Agreement (the "Subordinated Agreement") with an affiliate of a director and stockholder of the Company. This Subordinated Agreement provides for up to $20.0 million of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 13% per annum; 10% of which is payable on a monthly basis and the remaining 3% is accruable, at the option of the Company, through maturity. The total amount of accrued and unpaid interest may not exceed $2.5 million. The Company is charged a fee of 0.083% per month based on the portion of the facility not utilized. In connection with this agreement the Company paid a commitment fee of $225,000 to the lender, approximately $73,000 of legal fees, and the Company committed to issue 16,000 shares of common stock to the lender. The commitment to issue common stock is at the earlier of the Company's initial principal borrowing under the Agreement or its termination. The estimated fair value of these shares of common stock of $1.4 million and the aforementioned commitment and legal fees were accounted for as deferred financing costs. In addition, the Company has agreed to issue an additional 7,000 shares of common stock to the lender in the event that the agreement has not been terminated prior to November 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2001.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Document List

     1.  Financial Statements

     The following consolidated financial statements of the Company are included in Item 8:

                                                              PAGE
                                                              ----
Report of independent accountants                              F-1
Consolidated balance sheets at December 31, 1999 and 2000      F-2
Consolidated statements of operations for the year ended May
  31, 1998, the seven months ended December 31, 1997
  (Unaudited), and 1998 and the years ended December 31,
  1999 and 2000                                                F-3
Consolidated statements of stockholders' deficit for the
  year ended May 31, 1998, the seven months ended December
  31, 1998 and the years ended December 31, 1999 and 2000      F-4
Consolidated statements of cash flows for the year ended May
  31, 1998, the seven months ended December 31, 1997
  (Unaudited), and 1998 and the years ended December 31,
  1999 and 2000                                                F-5
Notes to consolidated financial statements                     F-6

     2.  Financial statement schedules

     All schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required or the required information has been included within the financial statements or the notes thereto.

     (b) Reports on Form 8-K

     July 28, 2000 Form 8-K filed in connection with the acquisition of Health Development Corporation.

     (c) Exhibits:

 2.1 Agreement and Plan of Merger dated as of November 8, 1996 by and among the Company, various Sellers and Option Holders and TSI Recapitalization Sub, Inc.+
 2.2 Amendment to Agreement and Plan of Merger dated as of December 10, 1996 among TSI Merger Sub, Inc., the Company and certain stockholders and option holders of the Company.+
 3.1   Amended and Restated Certificate of Incorporation of the
       Company.+
 3.2   By-Laws of the Company.+
 3.3 Certificate of Amendment of the Certificate of Incorporation of the Company, dated as of November 13, 1998.***
 4.1 Indenture dated as of October 16, 1997 between the Company and United States Trust Company of New York.+
 4.2   Purchase Agreement dated as of October 9, 1997 among the
       Company and BT Alex. Brown Incorporated.+
 4.3   Purchases Agreement dated as of June 10, 1999 between the
       Company and Deutsche Bank Securities, Inc.**
 4.4 Registration Rights Agreement dated as of October 16, 1997 among the Company, and BT Alex. Brown Incorporated.+
 4.5 Registration Rights Agreement dated as of December 10, 1996 by and among the Company, BRS and various investors, the Farallon Entities, CMC, and certain Town Sports stockholders.+
 4.6 Registration Rights Agreement dated as of June 21, 1999 between Town Sports International, Inc., and Deutsche Bank
       Securities, Inc.**
 4.7 First Amendment to Registration Rights Agreement by and among the Company, BRS, CMC, Canterbury Detroit Partners
       L.P. "CDP", Rosewood Capital Partners L.P. "RC", the
       Farallon Entities and certain other stockholders of the Company, dated as of November 13, 1998.***

 4.8   Second Amendment to Registration Rights Agreement by and
       among the Company, BRS,        , CMC, CDP, RC, the Farallon
       Entities, CapitalSource Holdings LLC ("CapitalSource") and
       certain other stockholders of the Company, dated November 6,
       2000.
10.1   Amended and Restated Credit Agreement among the Company,
       Various Lending Institutions and Bankers Trust Company, as
       Administrative Agent dated as of October 16, 1997.+
10.2   First Amendment to the Amended and Restated Credit Agreement
       among the Company, Various Lending Institutions and Bankers
       Trust Company, as Administrative Agent dated as of August 6,
       1998.*
10.3   Second Amendment to the Amended and Restated Credit
       Agreement among the Company, Various Lending Institutions
       and Bankers Trust Company, as Administrative Agent dated as of January 28, 1999.****
10.4   Third Amendment to the Amended and Restated Credit
       Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of June 9, 1999.****
10.5   Fourth Amendment to the Amended and Restated Credit
       Agreement, among the Company, Various Lending Institutions and Bankers Trust Company as administrative Agent dated as of March 1, 2000.****
10.6   Fifth Amendment to the Amended and Restated Credit
       Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of November 3, 2000.
10.7   Subordinated Credit Agreement among the Company and
       CapitalSource dated November 6, 2000
10.8   Stock Purchase Agreement among the Company, CMC and CDP,
       dated as of November 13, 1998.***
10.9   Stock Purchase Agreement among the Company, the Farallon
       Entities and RC, dated as of November 30, 1998.***
10.10  Stock Purchase Agreement among the Company and CapitalSource dated as of November 6, 2000.
10.11  Shareholders' Agreement dated as of December 10, 1996 by and among the Company, BRS, the Farallon Entities, CMC and
       certain other stockholders of the Company.+
10.12  Amended and Restated Shareholders' Agreement among the
       Company, BRS, the Farallon Entities, RC, CMC, and CDP, dated as of November 13, 1998.***
21.1   Subsidiaries of the Company.

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

**** Incorporated by reference to the Registrant's December 31, 1999 Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Town Sports International, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES at December 31, 1999, and 2000, and the results of their operations and their cash flows for the year ended May 31, 1998, for the seven months ended December 31, 1998 and for the years ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2n to the consolidated financial statements, the Company changed its method of accounting for organizational costs effective June 1, 1997.

/s/ PricewaterhouseCoopers LLP

February 15, 2001
New York, New York

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                           DECEMBER 31, 1999 AND 2000

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 27,125    $  3,365
  Accounts receivable.......................................       576         678
  Inventory.................................................     1,070         893
  Prepaid corporate income taxes............................        --       1,828
  Prepaid expenses and other current assets.................     1,475       2,018
                                                              --------    --------
         Total current assets...............................    30,246       8,782
Fixed assets, net...........................................   123,894     161,510
Intangible assets, net......................................    37,648      55,399
Deferred tax asset..........................................    11,829      14,566
Deferred membership costs...................................    10,841      13,586
Other assets................................................     1,220       2,242
                                                              --------    --------
         Total assets.......................................  $215,678    $256,085
                                                              ========    ========
LIABILITIES, REDEEMABLE SENIOR PREFERRED STOCK AND
  STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................  $  2,276    $  3,411
  Accounts payable..........................................     3,146       2,550
  Accrued expenses..........................................     9,811      18,284
  Corporate income taxes payable............................       305          --
  Deferred revenue..........................................    15,723      22,951
                                                              --------    --------
         Total current liabilities..........................    31,261      47,196
Long-term debt and capital lease obligations................   129,926     141,087
Deferred lease liabilities..................................    13,852      17,044
Deferred revenue............................................     2,049       2,736
Other liabilities...........................................     2,121       3,904
                                                              --------    --------
         Total liabilities..................................   179,209     211,967
                                                              --------    --------
Commitments and contingencies
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $45,478 and $51,100 at December 31, 1999 and 2000, respectively; authorized 100,000 shares; 40,000
  shares issued and outstanding at December 31, 1999 and
  2000, respectively........................................    42,066      48,029
                                                              --------    --------
Stockholders' deficit:
  Series A preferred stock, at liquidation value............    23,216      26,580
  Series B preferred stock, at liquidation value............       204         232
  Class A voting common stock, $.001 par value; issued and
    outstanding 1,014,086 shares at December 31, 1999 and
    1,005,698 shares at December 31, 2000...................         1           1
  Paid-in capital...........................................     8,556      10,280
  Unearned compensation.....................................    (1,240)       (156)
  Foreign currency translation adjustment...................        --          12
  Accumulated deficit.......................................   (36,334)    (40,860)
                                                              --------    --------
         Total stockholders' deficit........................    (5,597)     (3,911)
                                                              ========    ========
         Total liabilities, redeemable senior preferred
          stock and stockholders' deficit...................  $215,678    $256,085
                                                              ========    ========

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               ALL FIGURES $'000
   FOR THE YEAR ENDED MAY 31, 1998, THE SEVEN MONTHS ENDED DECEMBER 31, 1997
      (UNAUDITED), AND 1998 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                     YEAR ENDED     {SEVEN MONTHS ENDED           YEAR ENDED
                                      MAY 31,           DECEMBER 31,             DECEMBER 31,
                                     ----------    ----------------------    --------------------
                                        1998          1997         1998        1999        2000
                                     ----------    -----------    -------    --------    --------
                                                   (UNAUDITED)
Revenues:
  Club operations..................   $79,719      $    41,490    $69,964    $157,440    $222,424
  Fees and other...................     2,631            1,500      1,698       2,339       2,625
                                      -------      -----------    -------    --------    --------
                                       82,350           42,990     71,662     159,779     225,049
                                      -------      -----------    -------    --------    --------
Operating expenses:
  Payroll and related..............    33,309           17,621     28,001      62,412      89,677
  Club operating...................    25,858           13,258     24,261      52,619      69,390
  General and administrative.......     5,825            2,742      5,828      10,908      14,754
  Depreciation and amortization....     7,736            3,944      8,818      20,935      26,642
  Compensation expense incurred in
     connection with stock
     options.......................     1,442              397        434       2,042       1,836
                                      -------      -----------    -------    --------    --------
                                       74,170           37,962     67,342     148,916     202,299
                                      -------      -----------    -------    --------    --------
     OPERATING INCOME..............     8,180            5,028      4,320      10,863      22,750
Interest expense, net of interest
  income of $1,228, $526, $272,
  $1,284 and $1,180,
  respectively.....................     5,902            3,270      5,279      10,243      13,120
                                      -------      -----------    -------    --------    --------
     INCOME (LOSS) BEFORE PROVISION
       (BENEFIT) FOR CORPORATE
       INCOME TAXES................     2,278            1,758       (959)        620       9,630
Provision (benefit) for corporate
  income taxes.....................     1,131              888       (399)        571       4,799
                                      -------      -----------    -------    --------    --------
     INCOME (LOSS) BEFORE
       EXTRAORDINARY ITEM AND
       CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING POLICY........     1,147              870       (560)         49       4,831
Extraordinary loss from early
  extinguishment of debt, net of
  income tax benefit of $624.......      (782)            (782)        --          --          --
                                      -------      -----------    -------    --------    --------
     INCOME (LOSS) BEFORE
       CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING POLICY........       365               88       (560)         49       4,831
Cumulative effect on prior years of
  a change in accounting for club
  organizational costs, net of
  income tax benefit of $70........       (88)             (88)        --          --          --
                                      -------      -----------    -------    --------    --------
     NET INCOME (LOSS).............       277               --       (560)         49       4,831
Accreted dividends on preferred
  stock............................    (2,387)          (1,485)    (2,146)     (7,880)     (9,016)
                                      -------      -----------    -------    --------    --------
     NET LOSS ATTRIBUTABLE TO
       COMMON STOCKHOLDERS.........   $(2,110)     $    (1,485)   $(2,706)   $ (7,831)   $ (4,185)
                                      =======      ===========    =======    ========    ========

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      ALL FIGURES $'000, EXCEPT SHARE DATA
   FOR THE YEAR ENDED MAY 31, 1998, THE SEVEN MONTHS ENDED DECEMBER 31, 1998,
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                               PREFERRED STOCK                COMMON STOCK
                                     -----------------------------------   ------------------
                                         SERIES A           SERIES B            CLASS A
                                        ($1.00 PAR)        ($1.00 PAR)        ($.001 PAR)
                                     -----------------   ---------------   ------------------   PAID-IN     UNEARNED
                                     SHARES    AMOUNT    SHARES   AMOUNT    SHARES     AMOUNT   CAPITAL   COMPENSATION
                                     -------   -------   ------   ------   ---------   ------   -------   ------------
    Balance at June 1, 1997........  152,455   $16,250    3,857    $144    1,010,000     $1          --
Issuance of Series A Preferred
  Stock and Class A Common Stock...    1,182       119                         5,714     --     $     6
Unearned Compensation incurred in
  connection with common stock
  options..........................                                                               3,352     $(3,352)
Amortization of unearned
  compensation.....................                                                                             806
Compensation expense incurred in
  connection with Series B
  Preferred stock options..........                                                                 636
Accretion of Series A and Series B
  preferred stock dividend ($15.14
  and $5.44 per share,
  respectively)....................              2,367               20
Net income.........................
                                     -------   -------   ------    ----    ---------     --     -------     -------
    Balance at May 31, 1998........  153,637    18,736    3,857     164    1,015,714      1       3,994      (2,546)
Warrant issuance in connection with
  Redeemable Senior Preferred
  Stock............................                                                               3,416
Compensation expense incurred in
  connection with Series B
  Preferred stock options..........                                                                 434
Accretion of Series A and Series B
  preferred stock dividend ($10.51
  and $3.89 per share,
  respectively)....................              1,615               15
Accretion of redeemable senior
  preferred stock dividend ($12.20
  per share plus accretion to
  liquidation value)...............
Net loss...........................
                                     -------   -------   ------    ----    ---------     --     -------     -------
    Balance at December 31, 1998...  153,637    20,351    3,857     179    1,015,714      1       7,844      (2,546)
Compensation expense incurred in
  connection with Series B
  Preferred stock options..........                                                                 784
Amortization of unearned
  compensation.....................                                                                           1,258
Accretion of Series A and Series B
  preferred stock dividend ($18.64
  and $6.48 per share,
  respectively)....................              2,865               25
Accretion of redeemable senior
  preferred stock dividend ($124.75
  per share plus accretion to
  liquidation value)...............
Cancellation of unvested options...                                                                 (48)         48
Repurchase of shares...............                          (2)     --       (1,628)    --         (24)
Net income.........................
                                     -------   -------   ------    ----    ---------     --     -------     -------
    Balance at December 31, 1999...  153,637    23,216    3,855     204    1,014,086      1       8,556      (1,240)
Stock commitment in connection with
  subordinated credit facility.....                                                               1,360
Compensation expense incurred in
  connection with Series B
  Preferred stock options..........                                                                 867
Amortization of unearned
  compensation.....................                                                                             969
Accretion of Series A and Series B
  preferred stock dividend ($21.90
  and $7.85 per share,
  respectively)....................              3,364               30
Accretion of redeemable senior
  preferred stock dividend ($140.55
  per share plus accretion to
  liquidation value)...............
Cancellation of unvested options...                                                                (115)        115
Exercise of stock options..........                       5,384                3,757                 61
Repurchase of shares...............                      (5,417)     (2)     (12,145)              (449)
Foreign currency translation
  adjustment.......................
Net income.........................
                                     -------   -------   ------    ----    ---------     --     -------     -------
    Balance at December 31, 2000...  153,637   $26,580    3,822    $232    1,005,698     $1     $10,280     $  (156)
                                     =======   =======   ======    ====    =========     ==     =======     =======


                                       FOREIGN
                                      CURRENCY                       TOTAL
                                     TRANSLATION   ACCUMULATED   STOCKHOLDERS'
                                     ADJUSTMENT      DEFICIT        DEFICIT
                                     -----------   -----------   -------------
    Balance at June 1, 1997........                 $(23,346)       $(6,951)
Issuance of Series A Preferred
  Stock and Class A Common Stock...                                     125
Unearned Compensation incurred in
  connection with common stock
  options..........................
Amortization of unearned
  compensation.....................                                     806
Compensation expense incurred in
  connection with Series B
  Preferred stock options..........                                     636
Accretion of Series A and Series B
  preferred stock dividend ($15.14
  and $5.44 per share,
  respectively)....................                   (2,387)
Net income.........................                      277            277
                                         ---        --------        -------
    Balance at May 31, 1998........                  (25,456)        (5,107)
Warrant issuance in connection with
  Redeemable Senior Preferred
  Stock............................                                   3,416
Compensation expense incurred in
  connection with Series B
  Preferred stock options..........                                     434
Accretion of Series A and Series B
  preferred stock dividend ($10.51
  and $3.89 per share,
  respectively)....................                   (1,630)
Accretion of redeemable senior
  preferred stock dividend ($12.20
  per share plus accretion to
  liquidation value)...............                     (516)          (516)
Net loss...........................                     (560)          (560)
                                         ---        --------        -------
    Balance at December 31, 1998...                  (28,162)        (2,333)
Compensation expense incurred in
  connection with Series B
  Preferred stock options..........                                     784
Amortization of unearned
  compensation.....................                                   1,258
Accretion of Series A and Series B
  preferred stock dividend ($18.64
  and $6.48 per share,
  respectively)....................                   (2,890)            --
Accretion of redeemable senior
  preferred stock dividend ($124.75
  per share plus accretion to
  liquidation value)...............                   (5,331)        (5,331)
Cancellation of unvested options...
Repurchase of shares...............                                     (24)
Net income.........................                       49             49
                                         ---        --------        -------
    Balance at December 31, 1999...                  (36,334)        (5,597)
Stock commitment in connection with
  subordinated credit facility.....                                   1,360
Compensation expense incurred in
  connection with Series B
  Preferred stock options..........                                     867
Amortization of unearned
  compensation.....................                                     969
Accretion of Series A and Series B
  preferred stock dividend ($21.90
  and $7.85 per share,
  respectively)....................                   (3,394)            --
Accretion of redeemable senior
  preferred stock dividend ($140.55
  per share plus accretion to
  liquidation value)...............                   (5,963)        (5,963)
Cancellation of unvested options...                                      --
Exercise of stock options..........                                      61
Repurchase of shares...............                                    (451)
Foreign currency translation
  adjustment.......................      $12              --             12
Net income.........................                    4,831          4,831
                                         ---        --------        -------
    Balance at December 31, 2000...      $12        $(40,860)       $(3,911)
                                         ===        ========        =======

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ALL FIGURES $'000
   FOR THE YEAR ENDED MAY 31, 1998, THE SEVEN MONTHS ENDED DECEMBER 31, 1997,
      (UNAUDITED) AND 1998 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          YEAR ENDED     SEVEN MONTHS ENDED         YEAR ENDED
                                                           MAY 31,          DECEMBER 31,           DECEMBER 31,
                                                          ----------   ----------------------   -------------------
                                                             1998         1997         1998       1999       2000
                                                          ----------   -----------   --------   --------   --------
                                                                       (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).....................................   $    277     $     --     $   (560)  $     49   $  4,831
                                                           --------     --------     --------   --------   --------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Compensation expense incurred in connection with
      stock options.....................................      1,442          397          434      2,042      1,836
    Depreciation and amortization.......................      7,736        3,944        8,818     20,935     26,642
    Amortization of debt issuance costs.................        412          245          363      1,147      1,531
    Losses from extinguishment of debt..................      1,406        1,377           --         --         --
    Write-off of organization costs.....................        158          158           --         --         --
    Noncash rental expense, net of noncash rental
      income............................................      2,670        1,354        1,493      3,061      2,976
    Net change in certain working capital components....      4,316        1,620          204      9,596      9,392
    Increase in deferred tax asset......................     (1,187)      (1,081)      (1,411)    (3,259)    (3,326)
    Increase in deferred membership costs...............     (1,403)        (708)      (2,072)    (3,836)    (2,745)
    Other...............................................        (94)        (113)         124       (239)      (564)
                                                           --------     --------     --------   --------   --------
         TOTAL ADJUSTMENTS..............................     15,456        7,193        7,953     29,447     35,742
                                                           --------     --------     --------   --------   --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES......     15,733        7,193        7,393     29,496     40,573
                                                           --------     --------     --------   --------   --------
Cash flows from investing activities:
  Capital expenditures, net of effect of acquired
    businesses..........................................    (16,170)      (5,304)     (21,815)   (53,364)   (47,454)
  Acquisition of businesses, net of cash acquired.......    (19,733)      (7,058)     (25,103)    (2,932)   (24,053)
  Investment in affiliate...............................         --           --           --         --       (210)
  Intangible and other assets...........................       (137)          --         (434)       (33)      (359)
  Landlord contributions................................         --           --           --      1,251      2,028
                                                           --------     --------     --------   --------   --------
         NET CASH USED IN INVESTING ACTIVITIES..........    (36,040)     (12,362)     (47,352)   (55,078)   (70,048)
                                                           --------     --------     --------   --------   --------
Cash flows from financing activities:
  Issuance of stock, net of expenses....................        125          125           --         --         --
  Issuance of Senior Preferred Stock, net of expenses...         --           --       39,635         --         --
  Redemption and liquidation of stock, including
    expenses............................................         --           --           --        (24)      (390)
  Proceeds from borrowings, net of expenses.............     85,841       85,570       16,975     35,581     10,303
  Repayments of borrowings..............................    (45,130)     (43,334)     (20,494)    (2,004)    (4,198)
                                                           --------     --------     --------   --------   --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES......     40,836       42,361       36,116     33,553      5,715
                                                           --------     --------     --------   --------   --------
         NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS..................................     20,529       37,192       (3,843)     7,971    (23,760)
Cash and cash equivalents at beginning of period........      2,468        2,468       22,997     19,154     27,125
                                                           --------     --------     --------   --------   --------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD.....   $ 22,997     $ 39,660     $ 19,154   $ 27,125   $  3,365
                                                           ========     ========     ========   ========   ========
Summary of the change in certain working capital
  components, net of effects of acquired businesses:
  (Increase) decrease in accounts receivable............   $   (108)    $     69     $   (208)  $    272   $    151
  (Increase) decrease in inventory......................       (343)        (323)        (580)       183        213
  (Increase) decrease in prepaid expenses and other
    current assets......................................         30          (18)        (336)        43        392
  Increase (decrease) in accounts payable and accrued
    expenses............................................      1,895          981       (2,330)     3,022      4,990
  (Increase) decrease in prepaid corporate income
    taxes...............................................        324           --           --        243       (624)
  Increase in deferred revenue..........................      2,518          911        3,658      5,833      4,270
                                                           --------     --------     --------   --------   --------
         NET CHANGE IN CERTAIN WORKING CAPITAL
           COMPONENTS...................................   $  4,316     $  1,620     $    204   $  9,596   $  9,392
                                                           ========     ========     ========   ========   ========

                See notes to consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ALL FIGURES $'000, EXCEPT SHARE DATA

1. NATURE OF BUSINESS

     Town Sports International, Inc. and Subsidiaries (the "Company") owns and operates 103 fitness clubs ("clubs") and partly owns and operates two clubs. The Company operates 70 clubs in the New York metropolitan market, 15 clubs in the Boston market, 13 clubs in the Washington, D.C. market, five in the Philadelphia market and two clubs in Switzerland as of December 31, 2000. The Company's geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs and economic down turns. The Company operates in a single segment. The Company's overseas operations are immaterial to the Company's financial position, results of operations, and cash flows.

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

  c.  Revenue Recognition

     The Company receives a one-time non-refundable initiation fee and monthly dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time with 30 days notice. Initiation fees and related direct expenses, primarily salaries and sales commissions payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over an estimated membership life of twenty four (24) months. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Management fees earned for services rendered are recognized at the time the related services are performed.

     The Company recognizes revenue from merchandise sales upon delivery to the member.

     In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $2,800 pursuant to various state consumer protection laws.

  d. Inventory

     Inventory consists of athletic equipment, supplies and clothing for sale to members and club supplies. Inventories are valued at the lower of cost or market by the first-in, first-out method.

  e. Fixed Assets

     Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are thirty years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment, and three years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the lease. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

  f. Advertising and Club Preopening Costs

     Advertising costs and club preopening costs are charged to operations during the period in which they are incurred except for production costs related to television and radio advertisements which are expensed when the related commercials are aired. Total advertising costs incurred by the Company during the year ended May 31, 1998, the seven months ended December 31, 1998, the year ended December 31, 1999 and 2000 totaled $2,147, $2,081, $5,024 and $7,484, respectively.

  g. Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     The most significant assumptions and estimates relate to the useful lives and recoverability of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options and warrants, legal contingencies and the estimated membership life.

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

  i. Statements of Cash Flows

     Supplemental disclosure of cash flow information:

                                                       SEVEN MONTHS ENDED          YEAR ENDED
                                        YEAR ENDED        DECEMBER 31,            DECEMBER 31,
                                         MAY 31,      ---------------------    ------------------
                                           1998          1997         1998      1999       2000
                                        ----------    -----------    ------    -------    -------
                                                      (UNAUDITED)
Cash paid:
  Interest (net of amounts
     capitalized).....................    $6,978        $2,430       $4,705    $10,083    $13,926
  Taxes...............................     1,300           455        1,072      3,577      9,054
Noncash investing and financing
  activities:
  Acquisition of fixed assets included
     in accounts payable..............     2,496            99        1,394      2,859      3,757
  Acquisition of equipment and
     software financed by lessors.....       562           261           --      3,386      3,951
See Notes 6, 9 and 10 for additional
  noncash investing and financing
  activities

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

  j. Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

  k. Deferred Lease Liabilities and Noncash Rental Expense

     The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis over the life of the lease.

  l. Foreign Currency

     Transactions denominated in a foreign currency have been translated into U.S. dollars at the rates of exchange at the transaction dates. Assets and liabilities have been translated at the respective year-end exchange rates. For all periods presented foreign exchange gains and losses were not material.

     In March 2000 the Company acquired the two Swiss clubs that were previously managed by the Company. These clubs use the local currency as their functional currency and, accordingly, their assets and liabilities are translated into U.S. dollars at year-end exchange rates while their income and expense items are translated into U.S. dollars at the average exchange rate for the period. Adjustments resulting from foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders' deficit. Comprehensive income represents changes to stockholders' deficit except those resulting from investments from, and distributions to, stockholders. The difference between the Company's net income and comprehensive income is the effect of foreign exchange translation adjustments which is immaterial for all periods presented.

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

  n. Intangible Assets

     Intangible assets consist of membership lists, debt issuance costs, goodwill and covenants-not-to-compete. Such intangibles are stated at cost and, except debt issuance costs, are being amortized by the straight-line method over their estimated lives. Debt issuance costs are amortized as additional interest expense over the life of the underlying debt, four to seven years, using the interest method. Membership lists are amortized over 24 months, goodwill is being amortized over the remaining lives of the underlying club leases, five to fifteen years, and covenants not-to-compete are amortized over the contractual life, generally five years.

     Prior to the year ended May 31, 1998, the Company capitalized direct costs (legal fees and real-estate commissions) incurred to obtain leases for new clubs to be constructed by the Company ("Organizational Costs"). Such amounts were amortized over a five year period using the straight-line method. During the quarter ended May 31, 1998, the Company adopted the provisions of Statement of Position 98-5 Reporting on the costs of start-up activities ("SOP 98-5") which requires that Organizational Costs be expensed as incurred. In connection with the adoption of SOP 98-5, the Company recorded a pre-tax charge of $158, $88 net of taxes, as the cumulative effect of this accounting change.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

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

  r. Other Recent Accounting Pronouncements

     Management believes the future adoption of recently issued accounting standards will not have a material impact on the Company's financial statements.

  s. Unaudited Financial Information for the seven months ended December 31,
1997

     The unaudited financial information for the seven months ended December 31, 1997 reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal and recurring nature.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

3. FIXED ASSETS

     Fixed assets as of December 31, 1999 and 2000, are shown at cost, less accumulated depreciation and amortization, and are summarized below:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Leasehold improvements......................................  $ 98,567    $139,039
Club equipment..............................................    29,543      38,141
Furniture, fixtures and computer equipment..................    17,395      24,871
Building and improvements...................................     4,995       4,995
Land........................................................       986         986
Construction in progress....................................     8,796       7,624
                                                              --------    --------
                                                               160,282     215,656
  Less, Accumulated depreciation and amortization...........    36,388      54,146
                                                              --------    --------
                                                              $123,894    $161,510
                                                              ========    ========

     Depreciation and leasehold amortization expense for the year ended May 31, 1998, the seven months ended December 31, 1998, and the years ended December 31, 1999 and 2000, was $6,130, $5,664, $15,056 and $20,706, respectively.

4. INTANGIBLE ASSETS

     Intangible assets as of December 31, 1999 and 2000 are shown at cost, less accumulated amortization, and are summarized below:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Goodwill arising on acquisition of businesses...............  $34,682    $54,609
Membership lists............................................    6,024      9,572
Debt issuance costs.........................................    8,630     10,350
Covenants-not-to-compete....................................    1,251      1,276
                                                              -------    -------
                                                               50,587     75,807
  Less, Accumulated amortization............................   12,939     20,408
                                                              -------    -------
                                                              $37,648    $55,399
                                                              =======    =======

     Amortization expense of intangible assets for the year ended May 31, 1998, the seven months ended December 31, 1998 and the years ended December 31, 1999 and 2000, was $2,018, $3,517, $7,026 and $7,467, respectively. Such amount include amortization expense of debt issuance costs of $412, $363, $1,147 and $1,531 respectively, which has been classified as interest expense for financial reporting purposes.

     Goodwill amortization for the year ended May 31, 1998, the seven months ended December 31, 1998 and the years ended December 31, 1999 and 2000 was $843, $1,512, $2,845 and $3,545, respectively.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

5. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              ------    -------
Accrued payroll.............................................  $4,389    $ 9,196
Accrued interest............................................   2,773      2,276
Accrued construction in progress and equipment..............   1,358      3,583
Accrued other...............................................   1,291      3,229
                                                              ------    -------
                                                              $9,811    $18,284
                                                              ======    =======

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Series B-9 3/4% Senior Notes, due 2004......................  $125,000    $125,000
Line of credit line borrowings..............................        --       9,000
Notes payable for acquired businesses.......................     3,777       4,129
Capital lease obligations...................................     3,425       6,369
                                                              --------    --------
                                                               132,202     144,498
  Less, Current portion due within one year.................     2,276       3,411
                                                              --------    --------
     Long-term portion......................................  $129,926    $141,087
                                                              ========    ========

     The aggregate long-term debt and capital lease obligations maturing during the next five years and thereafter is as follows:

YEAR ENDING DECEMBER 31,                                   AMOUNT DUE
------------------------                                   ----------
2001.....................................................   $  3,411
2002.....................................................     11,806
2003.....................................................      2,772
2004.....................................................    126,184
2005.....................................................        139
Thereafter...............................................        186
                                                            --------
                                                            $144,498
                                                            ========

     In October 1997, the Company issued $85,000 of Series B 9 3/4% Senior Notes ("Senior Notes"), due October 2004. The net proceeds from the Senior Notes totaled approximately $81,700. The transaction fees of approximately $3,300, were accounted for as deferred financing costs. In June 1999, the Company issued $40,000 of Senior Notes at a price of 98.75%, providing the Company with $39,500 of proceeds before expenses relating to the issuance. The transaction fees of approximately $3,900 and were accounted for as deferred financing costs. The Senior Notes bear interest at an annual rate of 9 3/4%, payable semi-annually. The Senior Notes are redeemable at the option of the Company on or after October 15, 2001. For redemption prior to October 15, 2004, the Company would be required to pay a premium as defined. The Senior Notes are non-collateralized and rank "pari passu" with all unsubordinated debt and senior in right of payment with all subordinated indebtedness of the Company. The note indenture under which the Senior Notes were issued

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, engage in transactions with affiliates, incur liens and engage in asset sales.

     The Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $25,000. The line of credit carries interest at the Company's option based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined and the Company is required to pay a commitment commission of 0.375% per annum based upon the daily unutilized amount. There were $6,000 of Eurodollar borrowings and $3,000 of prime rate borrowings outstanding against this line as of December 31, 2000. The amount available for borrowing has been further reduced by outstanding letters of credit totaling $1,765 (see Note 8). The interest rates charded on the Eurodollar and prime rate borrowings outstanding at December 31, 2000 were 9.18% and 11.00%, respectively. This line of credit expires on October 15, 2002. The line, as amended, contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends. The line is collateralized by a mortgage on land, building and equipment, which, as of December 31, 2000, had an aggregate book value of approximately $3,865, and by all other assets of the Company.

     In November 2000 the Company entered into a Subordinated Credit Agreement (the "Agreement") with an affiliate of a stockholder of the Company. This Agreement provides for up to $20,000 of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 13% per annum; 10% of which is payable on a monthly basis and the remaining 3% is accruable, at the option of the Company, through maturity. The total amount of accrued and unpaid interest may not exceed $2,500. The Company is charged a fee of 0.083% per month based on the portion of the facility not utilized. In connection with this agreement the Company paid a commitment fee of $225 to the lender, approximately $73 of legal fees, and committed to issue 16,000 shares of common stock to the lender. The commitment to issue common stock is at the earlier of the Company's initial borrowing under the Agreement or its termination. The estimated fair value of these shares of common stock of $1,360 and the aforementioned commitment and legal fees were accounted for as deferred financing costs. In addition, the Company has agreed to issue an additional 7,000 shares of common stock to the lender in the event that the agreement has not been terminated prior to November 30, 2002. The Agreement contains similar, but less restrictive covenants than those with the line of credit, as amended.

     Notes payable were incurred upon the acquisition of various clubs and are subject to the Company's right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at a discount from face value at rates of between 5% and 9%, and are non-collateralized.

     The carrying value of long-term debt, other than the Senior Notes, approximates fair market value as of December 31, 1999 and 2000 as the debt is generally short-term in nature. The Senior Notes have a fair value of approximately $117,500, based on the quoted market price as of December 31, 2000.

     The Company's interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the year ended May 31, 1998, the seven months ended December 31, 1998 and the years ended December 31, 1999 and 2000 are as follows:

                                                        SEVEN
                                                        MONTHS
                                       YEAR ENDED       ENDED        YEARS ENDED DECEMBER 31,
                                        MAY 31,      DECEMBER 31,    ------------------------
                                          1998           1998          1999           2000
                                       ----------    ------------    ---------      ---------
Interest costs expensed..............    $7,130         $5,551        $11,527        $14,300
Interest costs capitalized...........       526            308            455            660
                                         ------         ------        -------        -------
                                         $7,656         $5,859        $11,982        $14,960
                                         ======         ======        =======        =======

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company leases equipment under noncancelable capital leases. The initial lease terms range from three to five years, after which the Company has the right to purchase the equipment at amounts defined by the agreements.

     As of December 31, 2000, minimum rental payments, under all capital leases, including payments to acquire leased equipment, are as follows:

                                                             MINIMUM
YEAR ENDING DECEMBER 31,                                  ANNUAL RENTAL
------------------------                                  -------------
2001....................................................     $2,405
2002....................................................      2,372
2003....................................................      2,082
2004....................................................        973
                                                             ------
                                                              7,832
  Less, Amounts representing interest...................      1,463
                                                             ------
     Present value of minimum capital lease payments....     $6,369
                                                             ======

     The cost of leased equipment included in club equipment was approximately $8,419 and $8,921 at December 31, 1999 and 2000, respectively; and the related accumulated depreciation was $4,110 and $3,072, respectively.

7. RELATED PARTY TRANSACTIONS

     The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS"), a stockholder of the Company for strategic and financial advisory services on December 10, 1996. Fees for such services are $250 per annum, and are payable while BRS owns 20% or more of the outstanding Common stock of the Company. No amounts were due BRS at December 31, 1998, 1999 and 2000.

8. LEASES

     The Company leases office, warehouse and multi-recreational facilities and certain equipment under noncancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which total $1,765 as of December 31, 2000.

     The leases expire at various times through December 31, 2021, and certain leases may be extended at the Company's option.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     Future minimum rental payments under noncancelable operating leases are as follows:

                                                             MINIMUM
YEAR ENDING DECEMBER 31,                                  ANNUAL RENTAL
------------------------                                  -------------
2001....................................................    $ 33,161
2002....................................................      34,617
2003....................................................      34,209
2004....................................................      34,022
2005....................................................      33,122
Aggregate thereafter....................................     259,743
                                                            --------
                                                            $428,874
                                                            ========

     Rent expense, including the effect of deferred lease liabilities, for the year ended May 31, 1998, the seven months ended December 31, 1998 and the years ended December 31, 1999 and 2000 was approximately $15,493, $13,914, $30,325, and $37,268 respectively. Such amounts include additional rent of $2,590, $2,087, $4,634 and $5,816, respectively.

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

                                                             MINIMUM
YEAR ENDING DECEMBER 31,                                  ANNUAL RENTAL
------------------------                                  -------------
2001....................................................     $1,197
2002....................................................      1,113
2003....................................................        919
2004....................................................        522
2005....................................................        222
Aggregate thereafter....................................        336
                                                             ------
                                                             $4,309
                                                             ======

     Rental income, including noncash rental income, for the year ended May 31, 1998, the seven months ended December 31, 1998, and the years ended December 31, 1999 and 2000, was approximately $963, $822, $1,529 and $1,716, respectively. Such amounts included additional rental charges above the base rent of $651, $608, $431 and $630, respectively.

9. STOCKHOLDERS' EQUITY AND REDEEMABLE SENIOR PREFERRED STOCK

  a. Capitalization

     The Company's certificate of incorporation, as amended, provides for the issuance of up to 3,500,000 shares of capital stock, consisting of 2,500,000 shares of Class A Voting Common Stock ("Class A"), par value $0.001 per share; 500,000 shares of Class B Non-voting Common Stock ("Class B"), par value of $0.001 per share, (Class A and Class B are collectively referred to herein as "Common Stock"); 100,000 shares of Redeemable Senior Preferred Stock ("Senior"), par value $1.00 per share; 200,000 shares of Series A Preferred Stock, ("Series A") par value $1.00 per share, and 200,000 shares of Series B Preferred Stock ("Series B") par value $1.00 per share.

     All stockholders have preemptive rights to purchase a pro-rata share of any future sales of securities, as defined.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     Redeemable Senior Preferred Stock

     During November 1998, the Company issued 40,000 shares of mandatorily redeemable Senior stock and 143,261 warrants. The Senior stock has no voting rights except as required by law. The warrants have an exercise price of $0.01, expire in November 2008 and are exercisable into an equal number of shares of Class A Common Stock. After payment of fees and expenses of approximately $365 the Company received net proceeds of $39,635. Upon issuance, a $3,416 value was ascribed to the warrants. The initial fair value of the Senior stock ($36,219) is being accreted to its liquidation value using the interest method. The accreted amount for the seven months ended December 31, 1998 and the years ended December 31, 1999 and 2000 was $28, $341 and $341, respectively. The Senior stock is redeemable in November 2008. In the event that certain defined events occur, the number of warrants exercisable will be reduced.

     The Senior stock has liquidation preferences over Series A, Series B and Common Stock. The Senior stock may, at the option of the holder, be converted into Common Stock upon the initial public offering ("IPO") of the Company's common stock at a conversion rate equal to the IPO price.

     The Senior stock has a liquidation value of $1,000 per share plus cumulative unpaid dividends of $11,100, as of December 31, 2000. The Senior stockholders are entitled to a cumulative 12% annual dividend, based upon the per share price of $1,000.

     A summary of transactions related to the Senior stock is as follows:

Proceeds received in connection with the issuance of Senior
  stock and warrants........................................  $40,000
Expenses incurred in connection with issuance...............     (365)
Fair value ascribed to warrants at issuance.................   (3,416)
                                                              -------
          Fair value of senior stock at date of issuance....   36,219
Accretion to Senior stock liquidation value.................       28
Accretion of Senior stock dividends.........................      488
                                                              -------
December 31, 1998 Senior stock carrying value...............   36,735
Accretion to Senior stock liquidation value.................      341
Accretion of Senior stock dividends.........................    4,990
                                                              -------
December 31, 1999, Senior stock carrying value..............   42,066
                                                              -------
Accretion to Senior stock liquidation value.................      341
Accretion of Senior stock dividends.........................    5,622
                                                              -------
December 31, 2000, Senior stock carrying value..............  $48,029
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

     Series A stock has a liquidation value of $100 per share plus cumulative unpaid dividends of $11,216 as of December 31, 2000. Series A stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $100.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     Series B stock has a liquidation value of $35 per share plus cumulative unpaid dividends of $98 as of December 31, 2000. Series B stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $35.

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

  b. Stock Options and Warrants

     The following table summarizes the stock option activity for the year ended May 31, 1998 the seven months ended December 31, 1998, and the years ended December 31, 1999 and 2000:

                                                        WEIGHTED                  WEIGHTED
                                                        AVERAGE                   AVERAGE
                                           CLASS A      EXERCISE     SERIES B     EXERCISE
                                           COMMON        PRICE       PREFERRED     PRICE
                                           -------      --------     ---------    --------
Balance at June 1, 1997..................  57,142        $ 1.00       164,783      $10.00
  Granted, April 1998....................  14,700        $17.50(i)         --
                                           ------        ------       -------
Balance at May and
  December 31, 1998......................  71,842        $ 4.38       164,783      $10.00
     Granted.............................  12,600        $53.00(ii)        --
     Exercised...........................    (718)(iii)  $ 5.73        (1,093)(i)  $10.00
     Cancelled...........................  (2,162)       $21.49            --
                                           ------                     -------
Balance at December 31, 1999.............  81,562        $11.42       163,690      $10.00
  Granted................................  17,846        $75.00(ii)        --
  Exercised..............................  (4,035)       $ 3.42        (5,384)     $10.00
  Cancelled..............................  (2,291)       $14.58            --
                                           ------                     -------
Balance at December 31, 2000.............  93,082        $23.88       158,306      $10.00
                                           ======                     =======

---------------
  (i) Option exercise price of these 14,700 options ("1998 Grants") was less than the estimated fair value of $60.50 based upon independent appraisal.

 (ii) Option exercise price is equal to market price on the grant date based upon independent appraisal.

(iii) The Company repurchased 655 shares of common stock and 1,093 shares of Series B Preferred stock related to these exercises.

     All Series B Redeemable Preferred stock options were exercisable upon grant. As of May 31, 1998, December 31, 1998, 1999 and 2000, a total of 25,797,
25,797, 49,511 and 68,279 Class A Common stock options were exercisable, respectively.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table summarizes stock option information as of December 31, 2000:

                                     OPTIONS OUTSTANDING
                           ---------------------------------------      OPTIONS EXERCISABLE
                                           WEIGHTED-                  ------------------------
                                            AVERAGE      WEIGHTED-                   WEIGHTED-
                                           REMAINING      AVERAGE                     AVERAGE
                             NUMBER       CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
                           OUTSTANDING       LIFE          PRICE      EXERCISABLE      PRICE
                           -----------    -----------    ---------    -----------    ---------
Class A Common:
  1997 Grants............     50,936       72 months      $ 1.00         50,936       $ 1.00
  1998 Grants............     12,800       88 months      $17.50          9,174       $17.50
  1999 Grants............     11,500       96 months      $53.00          4,600       $53.00
  2000 Grants............     17,846      108 months      $75.00          3,569       $75.00
                             -------                                    -------
Total Grants.............     93,082                                     68,279
                             =======                                    =======
Series B Preferred.......    158,306      251 months      $10.00        158,306       $10.00
                             -------                                    -------

     Class A Common Stock Options

     During the year ended May 31, 1997 the Company adopted the Town Sports International Inc. Common Stock Option Plan (the "Plan"). The provisions of the Plan, as amended and restated, provide for the Company's Board of Directors to grant to executives and key employees options to acquire 94,092 shares of Class A stock.

     The 1997 grants have a term of 10 years and originally vested based on the achievement of annual equity values as defined. During the year ended May 31, 1998, the 1997 grants were amended (the "Amended Grants"). The amendment impacted 45,714 options, which had not previously vested by adding a provision whereby unvested outstanding options would automatically vest on December 10, 2005

     The 1998, 1999, and 2000 grants vest in full in December 2005, 2007 and 2008 respectively. The vesting of these grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale of the Company. The term of each of these grants is 10 years.

     In accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company recorded unearned compensation in connection with the Amended Grants and the 1998 Grants. Such amount is included within stockholders' deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. Unearned compensation will be amortized as compensation expense over the vesting period. During the years ended May 31, 1998 and December 31, 1999 and 2000, amortization of unearned compensation totaled $806, $1,258 and $969, respectively. For the seven months ended December 31, 1998, no additional options vested and accordingly there was no amortization of unearned compensation.

     As of December 31, 2000, there were 1,010 shares reserved for future option awards.

     Series B Preferred Stock Options

     During the year ended May 31, 1997, the Company granted 164,783 options ("Series B Options") to certain employees which entitle the holders to purchase an equal number of shares of Series B stock at an exercise price of $10.00 per share. Series B Options were fully vested on the date of grant and expire on December 31, 2021. The terms of the Series B Options also contain provisions whereby the exercise price will be reduced, or in certain cases, the option holder will receive cash in accordance with a formula as defined. The aggregate value of, either a reduction in exercise price, or the distribution of cash is deemed compensatory and accordingly is recorded as a compensation expense. For the year ended May 31, 1998, the seven months

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES ended December 31, 1998, and the years ended December 31, 1999 and 2000 compensation expense recognized in connection with Series B Options totaled $636, $434, $784 and $867, respectively. There are no shares of Series B Preferred Stock reserved for future option grants.

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

                                                                         YEAR ENDED
                                                       YEAR ENDED       DECEMBER 31,
                                                        MAY 31,      ------------------
                                                          1998        1999       2000
                                                       ----------    -------    -------
Pro forma amounts:
  Net loss to common stockholders....................   $(1,804)     $(7,723)   $(3,950)
                                                        -------      -------    -------

     For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. For the year ending May 31, 1998, and the years ended December 31, 1999 and 2000, the weighted-average fair value of the option grants was approximately $44.00, $30.10 and $47.11 respectively. The following weighted-average assumptions were used in computing the fair value of options grants: expected volatility of 60% for the years ended May 31, 1998 and December 31, 1999 and 69% for the year ended December 31, 2000, risk-free interest rate of approximately 5.5%, 5.7% and 6.59% for May 31, 1998, and December 31, 1999 and 2000, respectively, expected lives of five years for December 31, 1999 and 2000, and three to five years for May 31, 1998; and a zero dividend yield for all periods.

     Warrants to buy Common Stock

     In connection with the issuance of the Subordinated note payable on December 10, 1996, warrants to buy 124,022 Class A Common Shares were issued at an exercise price of $0.01 per share. Original issue discount arising upon this issue, totaled approximately $123. 10,000 warrants were exercised on December 10, 1996. The amount of warrants outstanding was reduced during the seven months ended December 31, 1998 by 38,308 to 75,714 in connection with the issuance of the Senior stock. As of December 31, 2000, the remaining outstanding warrants are fully exercisable and expire in December 2006.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

10. ASSET ACQUISITIONS

     During the period from June 1, 1997 through December 31, 2000, the Company completed the acquisition of 49 fitness clubs. With the exception of the Ultrafit, Inc. and Affiliates ("Ovox"), Lifestyle Fitness of Springfield, Inc. and Affiliates ("Lifestyle") and Health Development Corporation ("HDC") acquisitions, as discussed below, the individual acquisitions were not material to the financial position or results of operations or cash flows of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

                                                                SEVEN MONTHS       YEARS ENDED
                                                  YEAR ENDED       ENDED          DECEMBER 31,
                                                   MAY 31,      DECEMBER 31,    -----------------
                                                     1998           1998         1999      2000
                                                  ----------    ------------    ------    -------
Number of clubs acquired........................        16             16            4         13
                                                   =======        =======       ======    =======
Purchase prices payable in cash at closing......   $19,733        $25,103       $2,932    $24,053
Issuance and assumption of notes payable........     4,110          4,654        1,476      2,238
                                                   -------        -------       ------    -------
          Total purchase prices.................   $23,843        $29,757       $4,408    $26,291
                                                   =======        =======       ======    =======
Allocation of purchase prices:
  Goodwill......................................   $11,157        $17,871       $2,318    $19,926
  Fixed assets..................................     9,011          9,177          986      6,809
  Membership lists..............................     2,978          2,559          427      3,548
  Covenants-not-to-compete......................       400            150          701         25
  Other net assets (liabilities) acquired.......       297                         (24)      (372)
     Deferred revenue...........................                                           (3,645)
                                                   -------        -------       ------    -------
          Total allocation of purchase prices...   $12,686        $11,886       $2,090    $ 6,365
                                                   =======        =======       ======    =======

     For financial reporting purposes, these acquisitions have been accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of acquisition. The excess of purchase prices over the net tangible assets acquired has been allocated to membership lists acquired, covenant-not-to compete and goodwill. The results of operations of the clubs have been included in the Company's consolidated financial statements from the respective dates of acquisition and the impact of these acquisitions on the consolidated financial statements of the Company was not material, with the exception of the following acquisitions:

     In April 1998, the Company acquired Ovox. Ovox's operations consisted of four clubs in New Jersey which were owned and operated by a common group of investors. The purchase price totaled $8,177, which included $7,750 of cash and notes payable of $236. Transaction costs amounted to $191. The excess of the purchase price over the net fair value of the assets acquired was $6,589, and has been allocated to the membership lists acquired and goodwill. The following unaudited pro forma information has been prepared assuming the Ovox acquisition had taken place at the beginning of the period shown. The pro forma adjustments give effect to amortization of goodwill, interest expense on acquisition debt, and related income tax effects:

                                                              FOR THE YEAR
                                                                 ENDED
                                                                MAY 31,
                                                                  1998
                                                              ------------
                                                              (UNAUDITED)
Revenues....................................................    $87,158
Pro forma net income before extraordinary items and
  cumulative effect of change in accounting policy..........      1,127
Proforma net loss to common stockholders....................    $(2,130)

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     In August 1998 the Company acquired Lifestyle. Lifestyle's operations consisted of six clubs in New Jersey, which were owned and operated by a common group of investors. The purchase price totaled $10,752, which included $10,000 of cash and notes payable of $300. Transaction costs amounted to $452. The following unaudited pro forma information has been prepared assuming the Lifestyle Acquisition had taken place at the beginning of the respective periods. The pro forma adjustments give effect to amortization of goodwill, interest expense on acquisition debt, and the related income tax effects:

                                                                             FOR THE SEVEN
                                                             FOR THE YEAR       MONTHS
                                                                ENDED            ENDED
                                                               MAY 31,       DECEMBER 31,
                                                                 1998            1998
                                                             ------------    -------------
                                                             (UNAUDITED)      (UNAUDITED)
Revenues...................................................    $90,037          $72,989
Pro forma net income (loss) before extraordinary items and
  cumulative effect of change in accounting policy.........      1,130             (644)
Proforma net loss to common stockholders...................    $(2,128)         $(2,790)

     In July, 2000, the Company acquired Health Development Corporation ("HDC") a Massachusetts Corporation. HDC's operations included eight clubs in Massachusetts and one club in New Hampshire. HDC also provided management services at three facilities in the greater Boston area. HDC was purchased for $18,700 in cash. Including approximately $525 of transaction costs the aggregate purchase price amounts to $19,200. The acquisition was financed with $6,000 of borrowings under the line of credit, and cash on hand.

     The following unaudited pro forma information has been prepared assuming the HDC acquisition had taken place at the beginning of the respective periods reported herein. The pro forma adjustments give effect to amortization of goodwill, amortization of membership lists, interest expense on acquisition debt, adjustments to rent expense and the related income tax effects. Immediately prior to the acquisition HDC sold the land and buildings related to two of its fitness clubs and entered into leases with the new landlords of these clubs. Rent expense, interest on mortgages and building depreciation related to these two clubs have also been adjusted.

                                                                 FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Pro forma revenues..........................................   $175,981       $234,771
Pro forma net income (loss).................................   $ (1,149)      $  4,179
Pro forma net loss to common shareholders...................   $ (9,029)      $ (4,837)

     The unaudited pro forma financial information for Ovox, Lifestyle and HDC is presented for information purposes only and may not be indicative of the results of operations as they would have been had the Company completed the acquisitions as of and for the periods noted above, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the consolidation of Ovox, Lifestyle and HDC and the Company have been excluded from the amounts included in the pro forma summaries presented above.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

11. REVENUE FROM CLUB OPERATIONS

     Revenues from club operations for the years ended May 31, 1998, the seven months ended December 31, 1998 and the years ended December 31, 1999 and 2000 are summarized below:

                                                     SEVEN MONTHS        YEARS ENDED
                                       YEAR ENDED       ENDED            DECEMBER 31,
                                        MAY 31,      DECEMBER 31,    --------------------
                                          1998           1998          1999        2000
                                       ----------    ------------    --------    --------
Membership dues......................   $66,878        $59,105       $132,467    $182,368
Initiation Fees......................     4,408          3,374          7,635      11,033
Other club revenues..................     8,433          7,485         17,338      29,023
                                        -------        -------       --------    --------
                                        $79,719        $69,964       $157,440    $222,424
                                        =======        =======       ========    ========

12. CORPORATE INCOME TAXES

     The provision (benefit) for income taxes for the year ended May 31, 1998, the seven months ended December 31, 1998 and the years ended December 31, 1999 and 2000 consists of the following:

                                                                   YEAR ENDED
                                                                  MAY 31, 1998
                                                         -------------------------------
                                                                      STATE
                                                         FEDERAL    AND LOCAL     TOTAL
                                                         -------    ---------    -------
Current................................................  $1,383       $ 935      $ 2,318
Deferred...............................................    (751)       (436)      (1,187)
                                                         ------       -----      -------
                                                         $  632       $ 499      $ 1,131
                                                         ======       =====      =======

                                                               SEVEN MONTHS ENDED
                                                                DECEMBER 31, 1998
                                                         -------------------------------
                                                                      STATE
                                                         FEDERAL    AND LOCAL     TOTAL
                                                         -------    ---------    -------
Current................................................   $ 588       $ 425      $ 1,013
Deferred...............................................    (952)       (460)      (1,412)
                                                          -----       -----      -------
                                                          $(364)      $ (35)     $  (399)
                                                          =====       =====      =======

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
                                                        =======     =======     =======

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2000
                                                        -------------------------------
                                                                     STATE
                                                        FEDERAL    AND LOCAL     TOTAL
                                                        -------    ---------    -------
Current...............................................  $ 5,679     $2,446      $ 8,125
Deferred..............................................   (3,170)      (156)      (3,326)
                                                        -------     ------      -------
                                                        $ 2,509     $2,290      $ 4,799
                                                        =======     ======      =======

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

     The components of the net deferred tax asset as of, December 31, 1999 and 2000 are summarized below:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Deferred tax assets:
  Deferred lease liabilities................................  $ 5,927    $ 7,287
  Deferred revenue..........................................    4,487      5,783
  Fixed assets and intangible assets........................    2,291      4,161
  Compensation expense incurred in connection with stock
     options................................................    3,335      4,073
  State net operating loss carry-forwards...................      646        446
  Other.....................................................      154         47
                                                              -------    -------
                                                               16,840     21,797
                                                              -------    -------
Deferred tax liabilities:
  Deferred costs............................................   (4,662)    (6,027)
  Acquired membership liabilities...........................                (770)
  Accrued expenses..........................................      (65)      (150)
                                                              -------    -------
                                                               (4,727)    (6,947)
                                                              -------    -------
     Net deferred tax assets, prior to valuation
       allowance............................................   12,113     14,850
Valuation allowance.........................................     (284)      (284)
                                                              -------    -------
     Net deferred tax assets................................  $11,829    $14,566
                                                              =======    =======

     As of December 31, 2000, the Company has state net operating loss ("Nol") carry-forwards of approximately $4,833. Such amounts expire between December 31, 2001 and December 31, 2009. For the seven months ended December 31, 1998 the Company increased the valuation allowance from $184 to $284. The Company's $284 valuation allowance has been maintained for Nol carryforwards in states which are not generating taxable income.

     Foreign income and the effect of foreign income taxes was immaterial.

     The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% and 35% in 2000 to the income (loss) before provision (benefit) for corporate income taxes:

                                                             SEVEN MONTHS    YEARS ENDED
                                               YEAR ENDED       ENDED        DECEMBER 31,
                                                MAY 31,      DECEMBER 31,    ------------
                                                  1998           1998        1999    2000
                                               ----------    ------------    ----    ----
Federal statutory tax rate...................      34%           (34)%        34%     35%
State and local income taxes, net of federal
  tax benefit and change of valuation
  allowance..................................      15            (13)          8       8
Change in state effective income tax rate....      --             14          40       3
Non-deductible goodwill and other permanent
  differences................................      --             --          10       5
Non-taxable interest income..................      --            (11)         --      --
Other........................................       1              2          --      (1)
                                                   --            ---          --      --
                                                   50%           (42)%        92%     50%
                                                   ==            ===          ==      ==

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

13. CONTINGENCIES

     The Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

14. EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan provides for the Company to make discretionary contributions; however, the Company elected not to make contributions for the year ended May 31, 1998, the seven months ended December 31, 1998, and the years ended December 31, 1999 and 2000. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant's contribution with a limit of five hundred dollars per annum.

15. EXTRAORDINARY ITEM

     During the year ended May 31, 1998, the Company completed a $85,000 financing. As part of this financing, an existing term loan, a line of credit and a subordinated note were repaid. Accordingly, previously capitalized fees and expenses relating to obtaining such financing of $1,406 were written off, net of taxes of $624.