Form 10-Q
period 2001-03-31
TOWN SPORTS INTERNATIONAL INC
filed 2001-05-08
CIK 1029787

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 2000 and March 31, 2001.........................    2
     b) Condensed Consolidated Statements of Operations for
        the three months ended March 31, 2000 and 2001......    3
     c) Condensed Consolidated Statements of Cash Flow for
        the three months ended March 31, 2000 and 2001......    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    7
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   10
  Item 2. Changes in Securities.............................   10
  Item 3. Defaults upon Senior Securities...................   10
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   10
  Item 5. Other Information.................................   10
  Item 6. Exhibits and Reports on Form 8-K..................   10
SIGNATURES..................................................   11

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                      DECEMBER 31, 2000 AND MARCH 31, 2001

                                                              DECEMBER 31,     MARCH 31,
                                                                  2000           2001
                                                              ------------    -----------
                                                              (UNAUDITED)     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,365       $  9,513
  Accounts receivable.......................................         678            819
  Inventory.................................................         893            790
  Prepaid corporate income taxes............................       1,828             --
  Prepaid expenses and other current assets.................       2,018          1,683
                                                                --------       --------
          Total current assets..............................       8,782         12,805
Fixed assets, net of accumulated depreciation of $54,146 and
  $60,291 at December 31, 2000 and March 31, 2001
  respectively..............................................     161,510        164,048
Intangible assets, net of accumulated amortization of
  $20,408 and $22,566 at December 31, 2000 and March 31,
  2001 respectively.........................................      55,399         53,270
Deferred tax asset..........................................      14,566         15,861
Deferred membership costs...................................      13,586         14,382
Other assets................................................       2,242          2,255
                                                                --------       --------
          Total assets......................................    $256,085       $262,621
                                                                ========       ========
LIABILITIES, REDEEMABLE SENIOR PREFERRED STOCK AND
  STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................    $  3,411       $  3,396
  Accounts payable..........................................       2,550          5,947
  Accrued expenses..........................................      18,284         17,034
  Corporate income taxes payable............................          --          2,213
  Deferred revenue..........................................      22,951         27,654
                                                                --------       --------
          Total current liabilities.........................      47,196         56,244
Long-term debt and capital lease obligations................     141,087        135,011
Deferred lease liabilities..................................      17,044         17,940
Deferred revenue............................................       2,736          3,122
Other liabilities...........................................       3,904          3,888
                                                                --------       --------
          Total liabilities.................................     211,967        216,205
                                                                --------       --------
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $51,100 and $52,618 at December 31, 2000 and March 31, 2001, respectively; authorized 100,000
  shares; 40,000 shares issued and outstanding at December
  31, 2000 and March 31, 2001...............................      48,029         49,632
                                                                --------       --------
Stockholders' deficit:
  Series A preferred stock, at liquidation value............      26,580         27,511
  Series B preferred stock, at liquidation value............         232            240
  Class A voting common stock, $.001 par value; issued and
     outstanding 1,005,698 shares...........................           1              1
  Paid-in capital...........................................      10,280         10,519
  Unearned compensation.....................................        (156)            --
  Foreign currency translation adjustment...................          12             36
  Accumulated deficit.......................................     (40,860)       (41,523)
                                                                --------       --------
          Total stockholders' deficit.......................      (3,911)        (3,216)
                                                                --------       --------
          Total liabilities, redeemable senior preferred
            stock and stockholders' deficit.................    $256,085       $262,621
                                                                ========       ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                               ALL FIGURES $'000

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           2001
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Club operations...........................................    $48,724        $66,841
  Fees and other............................................        545            800
                                                                -------        -------
                                                                 49,269         67,641
                                                                -------        -------

Operating expenses:
  Payroll and related.......................................     19,811         26,606
  Club operating............................................     15,332         21,084
  General and administrative................................      3,222          4,278
  Depreciation and amortization.............................      6,026          7,841
  Compensation expense in connection with stock options.....        209            396
                                                                -------        -------
                                                                 44,600         60,205
                                                                -------        -------
  Operating income..........................................      4,669          7,436
Interest expense............................................      3,614          3,850
Interest income.............................................       (556)          (147)
                                                                -------        -------
  Income before provision for corporate income tax..........      1,611          3,733
Provision for corporate income tax..........................        784          1,854
                                                                -------        -------
  Net income................................................        827          1,879
Accreted dividends on preferred stock.......................     (2,170)        (2,456)
                                                                -------        -------
  Net loss attributable to common stockholders..............    $(1,343)       $  (577)
                                                                =======        =======

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                               ALL FIGURES $'000

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           2001
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $    827       $  1,879
                                                               --------       --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      6,026          7,841
  Compensation expense in connection with stock options.....        209            396
  Noncash rental expense, net of noncash rental income......      1,026            884
  Share of net income in affiliated companies...............       (112)          (184)
  Amortization of debt issuance costs.......................        371            470
  Change in certain working capital components..............      9,871         11,998
  Increase in deferred tax asset............................       (682)        (1,295)
  Increase in deferred membership costs.....................       (872)          (796)
  Other.....................................................        (11)            (1)
                                                               --------       --------
    Total adjustments.......................................     15,826         19,313
                                                               --------       --------
    Net cash provided by operating activities...............     16,653         21,192
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures, net of effects of acquired
    businesses..............................................    (12,768)        (7,968)
  Acquisition of businesses.................................     (5,090)            --
  Intangible and other assets...............................        (77)           (28)
  Landlord contributions....................................        120             --
                                                               --------       --------
    Net cash used in investing activities...................    (17,815)        (7,996)
                                                               --------       --------
Cash Flows from Financing Activities:
  Proceeds from borrowings..................................         --         12,000
  Repayments of borrowings..................................       (718)       (19,048)
  Repurchase of stock and other.............................       (391)            --
                                                               --------       --------
    Net cash used in financing activities...................     (1,109)        (7,048)
                                                               --------       --------
    Net increase (decrease) in cash and cash equivalents....     (2,271)         6,148
Cash and cash equivalents at beginning of period............     27,125          3,365
                                                               --------       --------
    Cash and cash equivalents at end of period..............   $ 24,854       $  9,513
                                                               ========       ========
Summary of change in certain working capital components, net of effects of acquired businesses:
  Increase in accounts receivable...........................       (394)      $   (141)
  Decrease in inventory.....................................        118            103
  Decrease in prepaid expenses, prepaid income taxes, and
    other current assets....................................         11          2,347
  Increase in accounts payable and accrued expenses.........      6,012          4,600
  Increase in deferred revenue..............................      4,124          5,090
                                                               --------       --------
    Net changes in working capital..........................   $  9,871       $ 11,998
                                                               ========       ========
  Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:

    The Company acquired $957 of club equipment financed by lessors during the three month period ended March 31, 2001.

    The Company assumed $1,138 of long term debt in connection with a club acquisition during the three month period ended March 31, 2000.

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND MARCH 31, 2001
                         ALL FIGURES $'000 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the quarter ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000          2001
                                                              ------------    ---------
Series B 9 3/4% Senior Notes, due 2004......................    $125,000      $125,000
Line of Credit borrowings...................................       9,000         3,000
Notes payable for acquired businesses.......................       4,129         3,595
Capital lease obligations...................................       6,369         6,812
                                                                --------      --------
                                                                 144,498       138,407
Less, Current portion due within one year...................       3,411         3,396
                                                                --------      --------
Long-term portion...........................................    $141,087      $135,011
                                                                ========      ========

     The Company has a line of credit, with its principal banks for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were $3.0 million of Eurodollar borrowings outstanding as of March 31, 2001 and outstanding letters of credit issued totaled $1.7 million. As of March 31, 2001 the interest rate charged on the outstanding Eurodollar borrowings was 7.69%. The unutilized portion of the line of credit as of March 31, 2001, was $20.3 million. This line of credit expires on October 15, 2002.

     The line of credit contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends.

     In November 2000, the Company entered into a Subordinated Credit Agreement (the "Agreement") which provides for up to $20.0 million of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 13% per annum; 10% of which is payable on a monthly basis and the remaining 3% is accruable, at the option of the Company through maturity. There were no outstanding borrowings under the Agreement as of March 31, 2001. The Agreement contains similar, but less restrictive covenants than those of the line of credit.

3.  ACQUISITION OF HEALTH DEVELOPMENT CORPORATION

     In July 2000, the Company acquired Health Development Corporation, ("HDC") a Massachusetts Corporation. HDC was purchased for $18.7 million in cash. Including $525 of transaction costs the aggregate purchase price amounted to approximately $19.2 million.

     For financial reporting purposes the acquisition has been accounted for under the purchase method, and accordingly, the purchase price has been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of the acquisition. The excess of the purchase price over the net tangible assets acquired has been allocated to membership lists and goodwill.

     The following unaudited pro forma information has been prepared assuming the HDC acquisition had taken place at the beginning of the three month period ended March 31, 2000. The pro forma adjustments give effect to revenue, amortization of goodwill, amortization of membership lists, interest expense on acquisition debt, adjustments to rent expense and the related income tax effects. Immediately prior to the acquisition, HDC sold the land and buildings related to two of its fitness clubs and entered into leases with the new landlords of these clubs. Rent expense, interest on mortgages and building depreciation related to these two clubs have also been adjusted.

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                      2000
                                                              --------------------
                                                                  (UNAUDITED)
Pro forma revenues..........................................        $53,759
Pro forma net income........................................            383
Pro forma net loss to common shareholders...................         (1,787)

     This unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and HDC had been a single entity during the first three months of 2000, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the consolidation of HDC and the Company have been excluded from the amounts included in the pro forma summary presented above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of March 31, 2001, we operated 108 clubs that collectively served approximately 300,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. Our target customer is college-educated, typically between the ages of 18 and 54 and earns an annual income of approximately fifty thousand dollars.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of March 31, 2001, approximately 43% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     The Company has executed this strategy successfully in the New York region through the network of fitness clubs it operates under its New York Sports Club ("NYSC") brand name. The Company is the largest fitness club operator in Manhattan with 30 locations and operates a total of 72 clubs under the NYSC name within a defined radius of New York City. The Company operates 16 clubs in the Boston region and 13 clubs in the Washington, DC region under its Boston Sports Club ("BSC") and Washington Sports Club ("WSC") brand names respectively and has begun establishing a similar cluster in the Philadelphia region with five clubs under its Philadelphia Sports Club ("PSC") brand name. In addition we operate two clubs in Switzerland. The Company employes localized brand names for its clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

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

HISTORICAL CLUB GROWTH

     The following table sets forth our club growth during each of the quarters in 2000 and the quarter ended March 31, 2001.

                                                                     2000                   2001
                                                       ---------------------------------    ----
                                                       Q1     Q2     Q3     Q4     TOTAL     Q1
                                                       ---    ---    ---    ---    -----    ----
Clubs at beginning of period.......................     86     86     91    103      86      105
Greenfield clubs...................................      0      5      3      1       9        2
Acquired clubs.....................................      1      0      9      1      11        1
Sold or relocated clubs............................     (1)    --     --     --      (1)      --
                                                       ---    ---    ---    ---     ---     ----
Clubs at end of period.............................     86     91    103    105     105      108
Number of partly owned clubs included at the end of
  period...........................................      2      2      2      2       2        2

---------------
Note: The Company includes in the club count wholly owned and partly owned clubs. In addition, as of March 31, 2001 and December 31, 2000 the Company managed two and three additional clubs respectively, in which it did not have an equity stake.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000     2001
                                                              -----    -----
Revenue.....................................................  100.0%   100.0%
                                                              -----    -----
Operating expenses
  Payroll and related.......................................   40.2     39.3
  Club operating............................................   31.1     31.2
  General and administrative................................    6.6      6.3
  Depreciation and amortization.............................   12.2     11.6
  Compensation expense in connection with stock options.....    0.4      0.6
                                                              -----    -----
  Operating income..........................................    9.5     11.0
Interest expense............................................    7.3      5.7
Interest income.............................................   (1.1)    (0.2)
                                                              -----    -----
  Income before provision for corporate income tax..........    3.3      5.5
Provision for corporate income tax..........................    1.6      2.7
                                                              -----    -----
  Net income................................................    1.7      2.8
Accreted dividend on preferred stock........................   (4.4)    (3.6)
                                                              -----    -----
  Net loss attributable to common stockholders..............   (2.7)%   (0.8)%
                                                              =====    =====

  Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

     Revenues. Revenues increased approximately $18.4 million, or 37.3%, to $67.6 million during the quarter ended March 31, 2001 from $49.3 million in the quarter ended March 31, 2000. This increase resulted from the 12 clubs opened or acquired during the last three quarters of 1999 (approximately $2.2 million), 20 opened or acquired during 2000 (approximately $9.5 million) and the three clubs opened or acquired in the first quarter of 2001 (approximately $276,000). In addition, revenues increased during the quarter by approximately $6.4 million or 14.7% at the Company's mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is due to three factors; 9.9% due to an increase in membership, 2.0% from price increases and 2.8% from an increase in ancilliary revenue.

     Operating Expenses. Operating expenses increased $15.6 million, or 35.0%, to $60.2 million in the quarter ended March 31, 2001, from $44.6 million in the quarter ended March 31, 2000. The increase was primarily due to a 27.5% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 315 in the quarter ended March 31, 2001 from 247 in the quarter ended March 31, 2000, in addition to the following factors:

          Payroll and related increased by $6.8 million, or 34.3% to $26.6 million in the quarter ended March 31, 2001, from $19.8 million in the quarter ended March 31, 2000. This increase was principally attributable to the acquisition or opening of 20 clubs in 2000 and the acquisition or opening of three clubs in the first quarter of 2001. Payroll also increased due to increases in personal training, sales commissions and other payroll costs that are incremental with increases in revenue.

          Club operating increased by $5.8 million or 37.5% to $21.1 million in the quarter ended March 31, 2001, from $15.3 million in the quarter ended March 31, 2000. This increase is primarily attributable to the acquisition or opening of 20 clubs in 2000 and the acquisition or opening of three clubs in the first quarter of 2001. This increase is also attributable to the Company's electric and utility costs which have increased due to market conditions.

          General and administrative increased by $1.1 million, or 32.8% to $4.3 million in the quarter ended March 31, 2001, from $3.2 million, in the quarter ended March 31, 2000. This increase is attributable to expenses associated with the Company's expansion.

          Depreciation and amortization increased by $1.8 million, or 30.1% to $7.8 million in the quarter ended March 31, 2001, from $6.0 million in the quarter ended March 31, 2000 This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions or club openings since the quarter ended March 31, 2000 and the increase of fixed assets arising out of the acquisition or opening of three new clubs during the first quarter of 2001.

          Compensation expense in connection with stock options increased $187,000 to $396,000 for the quarter ended March 31, 2001 from $209,000 in the quarter ended March 31, 2000. The increase is primarily attributable to accelerated vesting of common stock options as certain financial targets have been met.

     Interest Expense. Interest expense increased $236,000 to $3.9 million during the quarter ended March 31, 2001, from $3.6 million in the quarter ended March 31, 2000. This increase was primarily due to increased credit line borrowings associated with the Company's expansion.

     Interest Income. Interest income decreased $409,000 to $147,000 during the quarter ended March 31, 2001 from $556,000 in the quarter ended March 31, 2000. The decrease in interest income is due to lower levels of cash on hand at lower interest rates in the quarter ended March 31, 2001 when compared to the same period of 2000.

     Provision for Income Tax. The income tax provision for the quarter ended March 31, 2001 was $1.9 million compared to $784,000 for the quarter ended March 31, 2000.

     Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock increased $286,000 to $2.5 million during the quarter ended March 31, 2001, from $2.2 million in the quarter ended March 31, 2000. This increase is primarily a result of the compounding of accreted dividends.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the quarter ended March 31, 2001 was $21.2 million compared to $16.7 million for the quarter ended March 31, 2000, an increase of $4.5 million. Cash flows from operations has improved as the profitability of the mature club base and the clubs opened or acquired during the last three quarters of 1999, continues to improve. The Health Development clubs acquired in July of 2000 also contributed to the increase in cash flows from operations. The balance of the increase is principally due to an increase in the working capital deficit of the Company. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

     Investing Activities. The Company invested $8.0 million in capital expenditures during the quarter ended March 31, 2001. The Company currently estimates total capital expenditure and asset acquisition requirements for the remaining three quarters of 2001 to approximate $58.9 million, which includes $12.4 million to renovate and expand certain existing clubs, $6.7 million to maintain certain existing clubs and $3.7 million to further upgrade its management information systems.

     Financing Activities. During the quarter ended March 31, 2001 the Company paid down $6.0 million of net line of credit borrowings. As of March 31, 2001 $3.0 million of Eurodollar borrowings are outstanding at an interest rate of 7.69%. The Company's line of credit with its principal bank provides for direct borrowings and letters of credit of up to $25.0 million. The line of credit contains restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of March 31, 2001, the Company has approximately $20.3 million available under the line of credit, which matures in October 2002, and has no scheduled amortization requirements. The Company also has a $20 million subordinated credit facility under which there are no outstanding borrowings as of March 31, 2001. Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of 2001, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2001. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position and/or materially adversely affect the Company's business, results of operations or financial condition. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increase in interest rates could have a negative impact on net income.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q of the Company for the three month period ended March 31, 2001 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

                   TOWN SPORTS INTERNATIONAL, INC.
                   (Registrant)

DATE: May 8, 2001  By: /s/ RICHARD PYLE
                   ----------------------------------------------------
                   Richard Pyle
                   Chief Financial Officer
                   (principal financial and accounting officer)

DATE: May 8, 2001  By: /s/ MARK SMITH
                   ----------------------------------------------------
                   Mark Smith
                   Chief Executive Officer
                   (principal executive officer)