Form 10-Q
period 2001-06-30
TOWN SPORTS INTERNATIONAL INC
filed 2001-08-07
CIK 1029787

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 2000 and June 30, 2001..........................    2
     b) Condensed Consolidated Statements of Operations for
        the three and six months ended June 30, 2000 and
        2001................................................    3
     c) Condensed Consolidated Statements of Cash Flow for
        the six months ended June 30, 2000 and 2001.........    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    7
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   11
  Item 2. Changes in Securities.............................   11
  Item 3. Defaults upon Senior Securities...................   11
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   11
  Item 5. Other Information.................................   11
  Item 6. Exhibits and Reports on Form 8-K..................   11
SIGNATURES..................................................   12
Exhibit Index...............................................   13

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND JUNE 30, 2001
                      ALL FIGURES $'000, EXCEPT SHARE DATA

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2001
                                                              ------------   -----------
                                                              (UNAUDITED)    (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,365      $  8,304
  Accounts receivable.......................................         678           545
  Inventory.................................................         893         1,396
  Prepaid corporate income taxes............................       1,828            --
  Prepaid expenses and other current assets.................       2,018         2,705
                                                                --------      --------
         Total current assets...............................       8,782        12,950
Fixed assets, net of accumulated depreciation of $54,146 and
  $65,553 at December 31, 2000 and June 30, 2001,
  respectively..............................................     161,510       170,582
Intangible assets, net of accumulated amortization of
  $20,408 and $24,678 at December 31, 2000 and June 30,
  2001, respectively........................................      55,399        51,850
Deferred tax asset..........................................      14,566        16,609
Deferred membership costs...................................      13,586        14,856
Other assets................................................       2,242         2,231
                                                                --------      --------
         Total assets.......................................    $256,085      $269,078
                                                                ========      ========
        LIABILITIES, REDEEMABLE SENIOR PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................    $  3,411      $  3,725
  Accounts payable..........................................       2,550         3,973
  Accrued expenses and corporate income taxes payable.......      18,284        16,387
  Deferred revenue..........................................      22,951        27,082
                                                                --------      --------
         Total current liabilities..........................      47,196        51,167
Long-term debt and capital lease obligations................     141,087       141,703
Deferred lease liabilities..................................      17,044        18,582
Deferred revenue............................................       2,736         3,834
Other liabilities...........................................       3,904         4,109
                                                                --------      --------
         Total liabilities..................................     211,967       219,395
                                                                --------      --------
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $51,100 and $54,166 at December 31,
  2000, and June 30, 2001, respectively; authorized 100,000
  shares; 40,000 shares issued and outstanding at December
  31, 2000 and June 30, 2001................................      48,029        51,265
                                                                --------      --------
Stockholders' deficit:
  Series A preferred stock, at liquidation value............      26,580        28,441
  Series B preferred stock, at liquidation value............         232           248
  Class A voting common stock, $.001 par value; 1,005,698
    shares issued and outstanding...........................           1             1
  Paid-in capital...........................................      10,280        10,759
  Unearned compensation.....................................        (156)           --
  Foreign currency translation adjustment...................          12            78
  Accumulated deficit.......................................     (40,860)      (41,109)
                                                                --------      --------
         Total stockholders' deficit........................      (3,911)       (1,582)
                                                                --------      --------
         Total liabilities and stockholders' deficit........    $256,085      $269,078
                                                                ========      ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                               ALL FIGURES $'000

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               --------------------------   --------------------------
                                                  2000           2001          2000           2001
                                               -----------    -----------   -----------    -----------
                                               (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues:
  Club operations............................    $52,094        $70,041      $100,818       $136,881
  Fees and other.............................        649            824         1,194          1,624
                                                 -------        -------      --------       --------
                                                  52,743         70,865       102,012        138,505
                                                 -------        -------      --------       --------

Operating expenses:
  Payroll and related........................     20,804         27,401        40,615         54,007
  Club operating.............................     15,833         21,315        31,165         42,399
  General and administrative.................      3,881          4,723         7,103          9,001
  Depreciation and amortization..............      6,130          7,913        12,156         15,755
  Compensation expense in connection with
     stock options...........................        210            240           419            635
                                                 -------        -------      --------       --------
                                                  46,858         61,592        91,458        121,797
                                                 -------        -------      --------       --------
  Operating income...........................      5,885          9,273        10,554         16,708
Interest expense.............................      3,356          3,714         6,802          7,565
Interest income..............................       (353)          (116)         (741)          (263)
                                                 -------        -------      --------       --------
  Income before provision for corporate
     income tax..............................      2,882          5,675         4,493          9,406
Provision for corporate income tax...........      1,451          2,688         2,235          4,542
                                                 -------        -------      --------       --------
  Net Income.................................      1,431          2,987         2,258          4,864
Accreted dividends on preferred stock........     (2,195)        (2,487)       (4,368)        (4,943)
                                                 -------        -------      --------       --------
  Net income (loss) attributable to common
     stockholders............................    $  (764)       $   500      $ (2,110)      $    (79)
                                                 =======        =======      ========       ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                               ALL FIGURES $'000

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 2000           2001
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $  2,258       $  4,864
                                                               --------       --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     12,156         15,755
  Compensation expense in connection with stock options.....        419            635
  Noncash rental expense, net of noncash rental income......      1,743          1,432
  Share of net income in affiliated companies...............       (230)          (366)
  Amortization of debt issuance costs.......................        731            941
  Change in certain working capital components..............      8,953          6,306
  Increase in deferred tax asset............................     (1,790)        (2,043)
  Increase in deferred membership costs.....................     (1,318)        (1,270)
  Other.....................................................         59            158
                                                               --------       --------
    Total adjustments.......................................     20,723         21,548
                                                               --------       --------
    Net cash provided by operating activities...............     22,981         26,412
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures, net of effects of acquired
    businesses..............................................    (27,516)       (20,425)
  Acquisition of businesses.................................     (5,152)          (301)
  Intangible and other assets...............................        (41)          (219)
  Landlord contributions....................................      1,568            210
                                                               --------       --------
    Net cash used in investing activities...................    (31,141)       (20,735)
                                                               --------       --------
Cash Flows from Financing Activities:
  Proceeds from borrowings, net of effects of acquired
    businesses..............................................      7,380         21,000
  Repayments of borrowings..................................     (1,432)       (21,738)
  Repurchase of stock and other.............................       (391)            --
                                                               --------       --------
    Net cash (used in) provided by financing activities.....      5,557           (738)
                                                               --------       --------
    Net increase (decrease) in cash and cash equivalents....     (2,603)         4,939
Cash and cash equivalents at beginning of period............     27,125          3,365
                                                               --------       --------
    Cash and cash equivalents at end of period..............   $ 24,522          8,304
                                                               ========       ========
Summary of change in certain working capital components, net of effects of acquired businesses:
  Decrease (increase) in accounts receivable................       (384)      $    198
  (Increase) decrease in inventory..........................        284           (503)
  Decrease in prepaid expenses, prepaid income taxes and
    other current assets....................................        602          1,507
  (Decrease) increase in accounts payable and accrued
    expenses................................................      3,159           (126)
  Increase in deferred revenue..............................      5,292          5,230
                                                               --------       --------
    Net changes in working capital..........................   $  8,953       $  6,306
                                                               ========       ========
  Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:

     The Company acquired $1,565 of club equipment financed by lessors during the six month period ended June 30, 2001.

     The Company assumed $1,138 of long term debt in connection with club acquisitions during the six month period ended June 30, 2000.
         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND JUNE 30, 2001
                            ALL FIGURES (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the quarter and the six months ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2001
                                                                ($'000)        ($'000)
                                                              ------------    ---------
Series B 9 3/4% Senior Notes, due 2004......................    $125,000      $125,000
Line of credit borrowings...................................       9,000        10,000
Notes payable for acquired businesses.......................       4,129         3,484
Capital lease obligations...................................       6,369         6,944
                                                                --------      --------
                                                                 144,498       145,428
Less, Current portion due within one year...................       3,411         3,725
                                                                --------      --------
Long-term portion...........................................    $141,087      $141,703
                                                                ========      ========

     As of June 30, 2001, the Company has a line of credit, with its principal banks for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. As of June 30, 2001 $5.0 million of outstanding loans accrue interest based on the Eurodollar rate (6.31%) while the balance accrues interest based on the bank's prime rate (8.25%). Outstanding letters of credit issued totaled $1.7 million at June 30, 2001. The unutilized portion of the line of credit as of June 30, 2001, was $13.3 million. In May 2001, the Credit Agreement was amended to extend the maturity date to July 15, 2004. The company paid $188,000 in bank structuring fees related to this amendment.

     The line of credit contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends.

     In November 2000, the Company entered into a Subordinated Credit Agreement (the "Agreement") which provides for up to $20.0 million of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 13% per annum; 10% of which is payable on a monthly basis and the remaining 3% is accruable, at the option of the Company through maturity. There were no outstanding borrowings under the Agreement as of June 30, 2001. The Agreement contains similar, but less restrictive covenants than those of the line of credit.

3.  ACQUISITION OF HEALTH DEVELOPMENT CORPORATION

     In July 2000, the Company acquired Health Development Corporation, ("HDC") a Massachusetts Corporation. HDC was purchased for $18.7 million in cash. Including $525,000 of transaction costs the aggregate purchase price amounted to approximately $19.2 million.

     For financial reporting purposes the acquisition has been accounted for under the purchase method, and accordingly, the purchase price has been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of the acquisition. The excess of the purchase price over the net tangible assets acquired has been allocated to membership lists and goodwill.

     The following unaudited pro forma information has been prepared assuming the HDC acquisition had taken place at the beginning of the six month period ended June 30, 2000. The pro forma adjustments give effect to revenue, amortization of goodwill, amortization of membership lists, interest expense on acquisition debt, adjustments to rent expense and the related income tax effects. Immediately prior to the acquisition, HDC sold the land and buildings related to two of its fitness clubs and entered into leases with the new landlords of these clubs. Rent expense, interest on mortgages and building depreciation related to these two clubs have also been adjusted.

                                                    FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                       ENDED JUNE 30,        ENDED JUNE 30,
                                                    --------------------   ------------------
                                                            2000                  2000
                                                    --------------------   ------------------
                                                          ($'000)               ($'000)
                                                        (UNAUDITED)           (UNAUDITED)
Pro forma revenues................................        $57,971               $111,730
Pro forma net income..............................          1,466                  1,849
Pro forma net loss to common shareholders.........           (732)                (2,519)

     This unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and HDC had been a single entity during the first six months of 2000, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the consolidation of HDC and the Company have been excluded from the amounts included in the pro forma summary presented above.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements will significantly affect the financial accounting and the reporting for business combinations, goodwill and intangible assets. SFAS 142 requires that goodwill and intangibles assets with indefinite useful lives not be amortized, but rather be tested at least annually for impairment. These statements apply to all business combinations that are initiated or completed after June 30, 2001 and the effective date of these pronouncements for the Company is January 1, 2002. Management is currently evaluating the impact the adoption of these statements will have on the Company's financial position and results of operations.

     Effective January 1, 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements, and such adoption did not have a material effect on the Company's financial statements.

     Effective January 1, 2000, the Company adopted FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, and such adoption did not have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of June 30, 2001, we operated 110 clubs that collectively served approximately 304,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of its target customers' areas of both employment and residence. Our target customer is college-educated, typically between the ages of 18 and 54 and earns an annual income in excess of fifty thousand dollars.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of June 30, 2001, approximately half of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club "NYSC" brand name. We are the largest fitness club operator in Manhattan with 30 locations and operate a total of 73 clubs under the NYSC name within a defined radius of New York City. We operate 17 clubs in the Boston region and 13 clubs in the Washington, DC region under our Boston Sports Club ("BSC") and Washington Sports Club ("WSC") brand names, respectively and have begun establishing a similar cluster in the Philadelphia region with five clubs under our Philadelphia Sports Club ("PSC") brand name. In addition we operate two clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

HISTORICAL CLUB GROWTH

     The following table sets for our club growth during each of the quarters in 2000 and each of the quarters ended June 30, 2001.

                                                              2000                      2001
                                                ---------------------------------    -----------
                                                Q1     Q2     Q3     Q4     TOTAL     Q1     Q2
                                                ---    ---    ---    ---    -----    ----    ---
Clubs at beginning of period................     86     86     91    103      86      105    108
Greenfield clubs(a).........................     --      5      3      1       9        2      2
Acquired clubs..............................      1     --      9      1      11        1     --
Relocated clubs.............................     (1)    --     --     --      (1)      --     --
                                                ---    ---    ---    ---     ---     ----    ---
Clubs at end of period......................     86     91    103    105     105      108    110
                                                ===    ===    ===    ===     ===     ====    ===
Number of partly owned clubs included at the
  end of the period(b)......................      2      2      2      2       2        2      2

---------------
(a) A "Greenfield club" is a new location constructed by the Company.

(b) In March 2000, we purchased two clubs previously managed by the Company. Including these two clubs, the total number of clubs opened or acquired in 2000 totals 22.

Note: The Company includes in the club count wholly owned and partly owned clubs. In addition to the above count, as of June 30, 2001 and December 31, 2000 the Company managed two and three additional clubs respectively, in which it did not have an equity stake.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                               THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              --------------    --------------
                                                              2000     2001     2000     2001
                                                              -----    -----    -----    -----
Revenue.....................................................  100.0%   100.0%   100.0%   100.0%
                                                              -----    -----    -----    -----
Operating expenses
  Payroll and related.......................................   39.4     38.7     39.8     39.0
  Club operating............................................   30.0     30.1     30.6     30.6
  General and administrative................................    7.4      6.7      7.0      6.5
  Depreciation and amortization.............................   11.6     11.2     11.9     11.4
  Compensation expense in connection with stock options.....    0.4      0.3      0.4      0.5
                                                              -----    -----    -----    -----
  Operating income..........................................   11.2     13.0     10.3       12
Interest expense............................................    6.4      5.2      6.6      5.5
Interest income.............................................   (0.7)    (0.2)    (0.7)    (0.2)
                                                              -----    -----    -----    -----
  Income before provision for corporate income tax..........    5.5      8.0      4.4      6.7
Provision for corporate income tax..........................    2.8      3.8      2.2      3.3
                                                              -----    -----    -----    -----
  Net income................................................    2.7      4.2      2.2      3.4
Accreted dividends on preferred stock.......................   (4.2)    (3.5)    (4.3)    (3.6)
                                                              -----    -----    -----    -----
  Net income (loss) attributable to common stockholders.....   (1.5)%    0.7%    (2.1)%   (0.2)%
                                                              =====    =====    =====    =====

  Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenues. Revenues increased approximately $18.1 million, or 34.4%, to $70.9 million during the quarter ended June 30, 2001 from $52.7 million in the quarter ended June 30, 2000. This increase resulted from the seven clubs opened or acquired the last two quarters of 1999 (approximately $1.1 million), 22 opened or acquired during 2000 (approximately $9.9 million) and the five clubs opened or acquired in the first six months of 2001 (approximately $1.2 million). In addition, revenues increased during the quarter by approximately $5.9 million or 12.5%, at the Company's mature clubs (clubs owned and operated for at least 24 months). The increase at mature clubs was principally due to increased membership and increased ancilliary revenue.

     Operating Expenses. Operating expenses increased $14.7 million, or 31.4%, to $61.6 million in the quarter ended June 30, 2001, from $46.9 million in the quarter ended June 30, 2000. The increase was primarily due to a 23.8% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 320 in the quarter ended June 30, 2001 from 258 in the quarter ended June 30, 2000, in addition to the following factors:

          Payroll and related increased by $6.6 million, or 31.7% to $27.4 million in the quarter ended June 30, 2001, from $20.8 million in the quarter ended June 30, 2000. This increase was attributable to the acquisition or opening of 22 clubs in 2000 and the five opened or acquired clubs in the first six months of 2001 as well as an increase in the amount of programming for children offered at selected clubs. Payroll also increased due to increases in personal training, sales commissions and other payroll costs that are incremental with increases in revenue.

          Club operating increased by $5.5 million or 34.6% to $21.3 million in the quarter ended June 30, 2001, from $15.8 million in the quarter ended June 30, 2000. This increase is attributable to the acquisition or opening of 22 clubs in 2000 and five opened or acquired clubs in the first six months of 2001.

          General and administrative increased by $842,000, or 21.7% to $4.7 million in the quarter ended June 30, 2001, from $3.9 million, in the quarter ended June 30, 2000. This increase is attributable to $400,000 increase in liability insurance and other expenses associated with the Company's expansion.

          Depreciation and amortization increased by $1.8 million, or 29.1% to $7.9 million in the quarter ended June 30, 2001, from $6.1 million in the quarter ended June 30, 2000. This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions and club openings since the quarter ended June 30, 2000 and the increased fixed and intangible assets arising from the five clubs opened or acquired during the first six months of 2001.

          Compensation expense in connection with stock options increased $30,000 or 14.3% to $240,000 in the quarter ended June 30, 2001 from $210,000 in the quarter ended June 30, 2000 and relates to preferred stock options.

     Interest Expense. Interest expense increased $358,000 to $3.7 million during the quarter ended June 30, 2001, from $3.4 million in the quarter ended June 30, 2000. This increase was primarily due to increased credit borrowings under the line of credit associated with the Company's expansion.

     Interest Income. Interest income decreased $237,000 to $116,000 during the quarter ended June 30, 2001 from $353,000 in the quarter ended June 30, 2000. The decrease in interest income was due to lower levels of cash on hand and lower interest rates earned during the quarter ended June 30, 2001 when compared to the same period of 2000.

     Provision for Corporate Income Tax. The income tax provision for the quarter ended June 30, 2001 was $2.7 million compared to $1.5 million for the quarter ended June 30, 2000.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $292,000 to $2.5 million during the quarter ended June 30, 2001, from $2.2 million in the quarter ended June 30, 2000. This increase is a result of the compounding of accreted dividends.

  Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues. Revenues increased approximately $36.5 million, or 35.8%, to $138.5 million for the six months ended June 30, 2001 from $102.0 million for the six months ended June 30, 2000. This increase resulted from the seven clubs opened or acquired the last six months of 1999 (approximately $2.5 million), 22 opened or acquired during 2000 (approximately $19.6 million) and the five clubs opened or acquired in the first six months of 2001 (approximately $1.4 million). In addition, revenues increased during the six months by approximately $13.0 million or 14.1%, at the Company's mature clubs (clubs owned and operated for at least 24 months). The increase at mature clubs was principally due to increased membership and increased ancilliary revenue.

     Operating Expenses. Operating expenses increased $30.3 million, or 33.2%, to $121.8 million for the six months ended June 30, 2001, from $91.5 million for the six months ended June 30, 2000. The increase was primarily due to a 25.6% increase in total months of club operations to 635 for the six months ended June 30, 2001 from 506 for the six months ended June 30, 2000, in addition to the following factors:

          Payroll and related increased by $13.4 million, or 33.0% to $54.0 million for the six months ended June 30, 2001, from $40.6 million for the six months ended June 30, 2000. This increase was principally attributable to the acquisition or opening of 22 clubs in 2000 and the five opened or acquired clubs in the first six months of 2001 as well as an increase in the amount of programming for children offered at selected clubs. This increase was also attributable to an increases in personal training, sales commissions and other payroll costs that are incremental with increases in revenue.

          Club operating increased by $11.2 million or 36.0% to $42.4 million for the six months ended June 30, 2001, from $31.2 million for the six months ended June 30, 2000. This increase is attributable to the acquisition or opening of 22 clubs in 2000 and five opened or acquired clubs in the first six months of 2001.

          General and administrative increased by $1.9 million, or 26.7% to $9.0 million for the six months ended June 30, 2001, from $7.1 million, for the six months ended June 30, 2000. This increase is attributable to expenses associated with the Company's expansion.

          Depreciation and amortization increased by $3.6 million, or 29.6% to $15.8 million for the six months ended June 30, 2001, from $12.2 million for the six months ended June 30, 2000. This increase is primarily attributable to a full period of depreciation and amortization for fixed asset additions, acquisitions and club openings since the quarter ended June 30, 2000 and the increased fixed and intangible assets arising from the five clubs opened or acquired during the first six months of 2001.

          Compensation expense in connection with stock options increased $216,000 or 51.6% to $635,000 for the six months ended June 30, 2001 from $419,000 for the six months ended June 30, 2000. This increase is primarily attributable to accelerated vesting of common stock options as certain financial targets have been met.

     Interest Expense. Interest expense increased $763,000 to $7.6 million for the six months ended June 30, 2001, from $6.8 million for the six months ended June 30, 2000. This increase was primarily due to increased borrowings under the line of credit associated with the Company's expansion.

     Interest Income. Interest income decreased $478,000 to $263,000 for the six months ended June 30, 2001 from $741,000 for the six months ended June 30, 2000. This decrease is primarily due to lower levels of cash on hand during the six months ended June 30, 2001.

     Provision for Corporate Income Tax. The income tax provision for the six months ended June 30, 2001 was $4.5 million compared to a tax provision of $2.2 million for the six months ended June 30, 2000.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $575,000 to $4.9 million during the six months ended June 30, 2001, from $4.4 million during the six months ended June 30, 2000. This increase is a result of the compounding of accreted dividends.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2001 was $26.4 million compared to $23.0 million for the six months ended June 30, 2000, an increase of $3.4 million. Cash flows from operations has improved as the profitability of the mature club base and the clubs opened or acquired during the last two quarters of 1999, continues to improve. The HDC clubs acquired in July 2000 have also contributed to this increase. The balance of the increase is principally due to an increase in the working capital deficit of the Company. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

     Investing Activities. The Company invested $20.4 million in capital expenditures during the six months ended June 30, 2001. The Company currently estimates total capital expenditure and asset acquisition requirements for the remaining six months of 2001 to approximate $49.6 million, which includes $6.9 million that management intends to renovate and expand certain existing clubs including certain HDC clubs, $6.6 million to maintain certain existing clubs and $3.5 million to further upgrade its management information systems. $32.6 million will be expended on new greenfield club construction.

     Financing Activities. During the six months ended June 30, 2001 net line of credit borrowings increased by $1.0 million. The Company's line of credit with its principal bank provides for direct borrowings and letters of credit of up to $25.0 million. The line of credit contains restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of June 30, 2001 $5.0 million of outstanding loans accrue interest based on the Eurodollar rate (6.31%) while the balance accrues interest based on the bank's prime rate (8.25%). Outstanding letters of credit totaled $1.7 million at June 30, 2001. As of June 30, 2001, the Company has approximately $13.3 million available under the line of credit. In May 2001, the Credit Agreement was amended to extend the maturity date of July 15, 2004. The Company paid $188,000 in bank structuring fees related to this amendment. The Company also has a $20.0 million subordinated credit facility under which there are no outstanding borrowings as of June 30, 2001.

     Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of 2001, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2001. There can be no assurance that such financing will be available or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position and/or materially adversely affect the Company's business, results of operations or financial condition. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q of the Company for the six month period ended June 30, 2001 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits

     Sixth Amendment to the Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated May 15, 2001.

     b) Reports on Form 8-K

     Not applicable

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      TOWN SPORTS INTERNATIONAL, INC.
                      (Registrant)

DATE: August 7, 2001  By: /s/ RICHARD PYLE
                      ----------------------------------------------------
                      Richard Pyle
                      Chief Financial Officer
                      (principal financial and accounting officer)

DATE: August 7, 2001  By: /s/ MARK SMITH
                      ----------------------------------------------------
                      Mark Smith
                      Chief Executive Officer
                      (principal executive officer)

EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.13    Sixth Amendment to the Amended and Restated Credit Agreement
          among the Company, various lending institutions and Bankers
          Trust Company, as administrative agent, dated May 15, 2001.