Form 10-Q
period 2001-10-30
TOWN SPORTS INTERNATIONAL INC
filed 2001-11-13
CIK 1029787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from                to                .

Commission File Number 333-40907

TOWN SPORTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

New York	13-2749906

(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

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

☒ Yes                ☐ No

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,005,698.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2000 and September 30, 2001
All figures $’000, except share data

	December 31,	September 30,
	2000	2001

	(Unaudited)	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$3,365	$2,160

Accounts receivable	678	783

Inventory	893	1,243

Prepaid corporate income taxes	1,828	—

Prepaid expenses and other current assets	2,018	3,124

Total current assets	8,782	7,310

Fixed assets, net of accumulated depreciation of $54,146 and $71,480 at December 31, 2000 and September 30, 2001, respectively	161,510	183,086

Intangible assets, net of accumulated amortization of $20,408 and $26,787 at December 31, 2000 and September 30, 2001, respectively	55,399	50,690

Deferred tax asset	14,566	17,737

Deferred membership costs	13,586	15,383

Other assets	2,242	2,153

Total assets	$256,085	$276,359

LIABILITIES, REDEEMABLE SENIOR PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Current portion of long-term debt and capital lease obligations	$3,411	$4,015

Accounts payable	2,550	4,365

Accrued expenses and corporate income taxes payable	18,284	24,701

Deferred revenue	22,951	24,958

Total current liabilities	47,196	58,039

Long-term debt and capital lease obligations	141,087	139,280

Deferred lease liabilities	17,044	19,547

Deferred revenue	2,736	3,904

Other liabilities	3,904	4,054

Total liabilities	211,967	224,824

Redeemable senior preferred stock, $1.00 par value; liquidation value $51,100 and $55,775 at December 31, 2000, and September 30, 2001, respectively; authorized 100,000 shares; 40,000 shares issued and outstanding at December 31, 2000 and September 30, 2001	48,029	52,960

Stockholders’ deficit:

Series A preferred stock, at liquidation value	26,580	29,436

Series B preferred stock, at liquidation value	232	257

Class A voting common stock, $.001 par value; 1,005,698 shares issued and outstanding	1	1

Paid-in capital	10,280	11,443

Unearned compensation	(156)	(422)

Foreign currency translation adjustment	12	24

Accumulated deficit	(40,860)	(42,164)

Total stockholders’ deficit	(3,911)	(1,425)

Total liabilities and stockholders’ deficit	$256,085	$276,359

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2000 and 2001
All figures $’000

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	2001	2000	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:

Club operations	$60,544	$71,269	$161,362	$208,150

Fees and other	683	1,119	1,877	2,743

	61,227	72,388	163,239	210,893

Operating expenses:

Payroll and related	24,461	28,461	65,076	82,468

Club operating	18,790	23,455	49,955	65,854

General and administrative	3,876	5,033	10,979	14,034

Depreciation and amortization	6,995	8,047	19,151	23,802

Compensation expense in connection with stock options	924	263	1,343	898

	55,046	65,259	146,504	187,056

Operating income	6,181	7,129	16,735	23,837

Interest expense	3,612	3,713	10,414	11,278

Interest income	(190)	(84)	(931)	(347)

Income before provision for corporate income tax	2,759	3,500	7,252	12,906

Provision for corporate income tax	1,525	1,856	3,760	6,398

Net Income	1,234	1,644	3,492	6,508

Accreted dividends on preferred stock	(2,309)	(2,612)	(6,677)	(7,555)

Net loss attributable to common stockholders	$(1,075)	$(968)	$(3,185)	$(1,047)

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2000 and 2001
All figures $’000

	Nine months ended
	September 30,

	2000	2001

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income	$3,492	$6,508

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	19,151	23,802

Compensation expense in connection with stock options	1,343	898

Noncash rental expense, net of noncash rental income	2,740	2,330

Share of net income in affiliated companies	(188)	(581)

Amortization of debt issuance costs	1,096	1,412

Change in certain working capital components	14,013	10,295

Increase in deferred tax asset	(3,352)	(3,171)

Increase in deferred membership costs	(2,175)	(1,797)

Other	(36)	96

Total adjustments	32,592	33,284

Net cash provided by operating activities	36,084	39,792

Cash flows from investing activities:

Capital expenditures, net of effects of acquired businesses	(40,036)	(36,494)

Acquisition of businesses, net of cash acquired	(22,324)	(1,201)

Intangible and other assets	37	(245)

Investment in affiliate	(210)	—

Landlord contributions	1,723	275

Net cash used in investing activities	(60,810)	(37,665)

Cash Flows from Financing Activities:

Proceeds from borrowings, net of effects of acquired businesses	8,677	47,088

Repayments of borrowings	(2,315)	(50,420)

Repurchase of stock and other	(391)	—

Net cash (used in) provided by financing activities	5,971	(3,332)

Net (decrease) in cash and cash equivalents	(18,755)	(1,205)

Cash and cash equivalents at beginning of period	27,125	3,365

Cash and cash equivalents at end of period	$8,370	$2,160

Summary of change in certain working capital components, net of effects of acquired businesses:

(Increase) in accounts receivable	$(578)	(105)

(Increase) decrease in inventory	176	(350)

Decrease in prepaid expenses, prepaid income taxes and other current assets	509	1,303

Increase in accounts payable and accrued expenses	9,596	6,310

Increase in deferred revenue	4,310	3,137

Net changes in working capital	$14,013	$10,295

Supplemental disclosures of cash flow information:

Cash paid for interest	$6,847	$7,252

Cash paid for taxes	$6,201	$8,372

Noncash investing and financing activities:

      The Company assumed $210 and $1,138 of long term debt in connection with club acquisitions during the nine month periods ended September 30, 2001 and 2000 respectively.

      The Company acquired $1,939 of club equipment financed by lessors during the nine month period ended September 30, 2001. The Company acquired $1,750 of fixed assets included in accounts payable during the nine month period ended September 30, 2001.

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000 and September 30, 2001
(Unaudited)

1.  Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2000 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the quarter and the nine months ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

2.  Long-Term Debt and Capital Lease Obligations

	December 31,	September 30,
	2000	2001
	($’000)	($’000)

Series B 9 3/4% Senior Notes, due 2004	$125,000	$125,000

Line of credit borrowings	9,000	8,000

Notes payable for acquired businesses	4,129	3,601

Capital lease obligations	6,369	6,694

	144,498	143,295

Less, Current portion due within one year	3,411	4,015

Long-term portion	$141,087	$139,280

      The Company has a line of credit, with its principal banks for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company’s option, based upon the Eurodollar borrowing rate plus 2.50% or the bank’s prime rate plus 1.50%, as defined. As of September 30, 2001 $8.0 million of loans are outstanding and accrue interest based on the Eurodollar rate (5.25%). Outstanding letters of credit issued totaled $1.8 million at September 30, 2001. The unutilized portion of the line of credit as of September 30, 2001, was $15.2 million. In May 2001, the Credit Agreement was amended to extend the maturity date to July 15, 2004. The company paid $188,000 in bank structuring fees related to this amendment.

      The line of credit contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends.

      The capital lease obligations are collateralized by club equipment. The amounts are generally payable in monthly installments over three to four years with effective interest rates between 8.0% and 10.0%.

      In November 2000, the Company entered into a Subordinated Credit Agreement (the “Agreement”) which provides for up to $20.0 million of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 13% per annum; 10% of which is payable on a monthly basis and the remaining 3% is accruable, at the option of the Company through maturity. There were no outstanding borrowings under the Agreement as of September 30, 2001. The Agreement contains similar, but less restrictive covenants than those of the line of credit.

3.  Acquisition of Health Development Corporation

      In July 2000, the Company acquired Health Development Corporation, (“HDC”) a Massachusetts Corporation. HDC was purchased for $18.7 million in cash. Including $525,000 of transaction costs the aggregate purchase price amounted to approximately $19.2 million.

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

      The following unaudited pro forma information has been prepared assuming the HDC acquisition had taken place at the beginning of the nine month period ended September 30, 2000. The pro forma adjustments give effect to revenue, amortization of goodwill, amortization of membership lists, interest expense on acquisition debt, adjustments to rent expense and the related income tax effects. Immediately prior to the acquisition, HDC sold the land and buildings related to two of its fitness clubs and entered into leases with the new landlords of these clubs. Rent expense, interest on mortgages and building depreciation related to these two clubs have also been adjusted.

For the Nine Months
ended September 30,

2000

($’000)
(Unaudited)

Pro forma revenues	$172,957

Pro forma net income	3,083

Pro forma net loss to common shareholders	(3,594)

      This unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and HDC had been a single entity during the first nine months of 2000, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the consolidation of HDC and the Company have been excluded from the amounts included in the pro forma summary presented above.

4.  September 11 Events

      The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four of our clubs located in downtown Manhattan. Two of the effected four clubs were reopened and back in operation prior to the end of September and a third reopened in the first week of October. Because of its close proximity to the World Trade Center the fourth club, although not thought to be damaged, is still closed. Membership dues credits in the amount of $314,000 have been recorded in the quarter ended September 30, 2001 due to the September 11 events. These credits represent a pro rata share of the September membership dues previously collected for which members were not able to utilize club services.

      The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard we have recorded a $175,000 insurance receivable representing our estimate of costs incurred in September 2001, which we believe is probable of recovery from our insurance carrier. Such costs include rent, payroll, benefits, and other club operating costs incurred during periods of club closure.

      At this time management does not have adequate information to assess when the aforementioned fourth club will reopen for business. Although the Company has business interruption insurance to cover lost profits at this location, we can not predict with any degree of certainty what future amounts will actually be received by the insurer. Furthermore management cannot at this time determine if the assets related to this club location, while not thought to be damaged, have been permanently impaired or not. We will continue to gather information to better assess the likelihood and timing of this club reopening, and whether or not the assets of this club have been permanently impaired. We will continue to communicate with our insurance carrier in order to better assess the relief we could expect to receive from our insurance carrier. We will record reimbursement of any lost profits only upon receipt in the future.

5.  Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). These statements will significantly affect the financial accounting and the reporting for business combinations, goodwill and intangible assets. SFAS 142 requires that goodwill be allocated to reporting units and that goodwill and intangibles assets with indefinite useful lives not be amortized over their useful lives, but rather be tested for impairment upon implementation of this standard and at least annually thereafter. Amortizable intangible assets will continue to be subject to the impairment provisions of Statement No 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Consequently, there is no transitional impairment test for these assets. However, the SFAS 142 requires that the useful lives of these amortizable intangible assets be reassessed. The transitional impairment test should be completed in the first interim period (or in case of goodwill in the first six months) of the fiscal year in which SFAS 142 is adopted, and any resulting impairment loss should be recognized as the effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS 142 is adopted should be reported as a component of income from continuing or discontinued operations, as appropriate. These statements apply to all business combinations that are initiated or completed after June 30, 2001 and the effective date of these pronouncements for the Company is January 1, 2002.

      In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement addresses the diversity in practice for recognizing asset retirement obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 is effective for financial statements for fiscal years beginning after June 15,2002 (early application is encouraged).

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.

      Management is currently evaluating the impact the adoption of SFAS 141, SFAS 142, SFAS 143, and SFAS 144 will have on the Company’s financial position and results of operations.

      Effective January 1, 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements, and such adoption did not have a material effect on the Company’s financial statements.

      Effective January 1, 2000, the Company adopted FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, and such adoption did not have a material effect on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 2001, we operated 112 clubs that collectively served approximately 311,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of its target customers’ areas of both employment and residence. Our target customer is college-educated, typically between the ages of 18 and 54 and earns an annual income in excess of fifty thousand dollars.

      Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of September 30, 2001, approximately half of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

      We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club “NYSC” brand name. We are the largest fitness club operator in Manhattan with 32 locations and operate a total of 75 clubs under the NYSC name within a defined radius of New York City. We operate 17 clubs in the Boston region and 13 clubs in the Washington, DC region under our Boston Sports Club (“BSC”) and Washington Sports Club (“WSC”) brand names, respectively and have begun establishing a similar cluster in the Philadelphia region with five clubs under our Philadelphia Sports Club (“PSC”) brand name. In addition we operate two clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

      On July 13, 2000 we purchased Health Development Corporation “HDC”, significantly, increasingly our presence in the greater Boston market. HDC operated nine health clubs and provided management services at three health clubs in the greater Boston market.

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

Historical Club Growth

      The following table sets for our club growth during each of the quarters in 2000 and each of the three quarters ended September 30, 2001.

	2000					2001

	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3

Clubs at beginning of period	86	86	91	103	86	105	108	110

Greenfield clubs(a)	—	5	3	1	9	2	2	1

Acquired clubs	1	—	9	1	11	1	—	1

Relocated clubs	(1)	—	—	—	(1)	—	—	—

Clubs at end of period	86	91	103	105	105	108	110	112

Number of partly owned clubs included at the end of the period(b)	2	2	2	2	2	2	2	2

(a)	A “Greenfield club” is a new location constructed by the Company.

(b)	In March 2000, we purchased two clubs previously managed by the Company. Including these two clubs, the total number of clubs opened or acquired in 2000 totals 22.

Note:	The Company includes in the club count wholly owned and partly owned clubs. In addition to the above count, as of September 30, 2001 and December 31, 2000 the Company managed two and three additional clubs respectively, in which it did not have an equity stake.

Results of Operations

      The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses

Payroll and related	40.0	39.3	39.9	39.1

Club operating	30.7	32.4	30.6	31.2

General and administrative	6.3	7.0	6.7	6.7

Depreciation and amortization	11.4	11.1	11.7	11.3

Compensation expense in connection with stock options	1.5	0.4	0.8	0.4

Operating income	10.1	9.8	10.3	11.3

Interest expense	5.9	5.1	6.4	5.3

Interest income	(0.3)	(0.1)	(0.6)	(0.2)

Income before provision for corporate income tax	4.5	4.8	4.5	6.2

Provision for corporate income tax	2.5	2.6	2.3	3.0

Net income	2.0	2.2	2.2	3.2

Accreted dividends on preferred stock	(3.8)	(3.6)	(4.1)	(3.6)

Net (loss) attributable to common stockholders	(1.8)%	(1.4)%	(1.9)%	(0.4)%

  Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

      Revenues. Revenues increased approximately $11.2 million, or 18.2%, to $72.4 million during the quarter ended September 30, 2001 from $61.2 million in the quarter ended September 30, 2000. This increase resulted from the three clubs opened or acquired in the last quarter of 1999 (approximately $0.2 million), 22 opened or acquired during 2000 (approximately $4.4 million) and the seven clubs opened or acquired in the first nine months of 2001 (approximately $1.7 million). In addition, revenues increased during the quarter by approximately $4.7 million or 9.3%, at the Company’s mature clubs (clubs owned and operated for at least 24 months). The increase at mature clubs was principally due to increased membership and increased ancilliary revenue.

      Operating Expenses. Operating expenses increased $10.2 million, or 18.6%, to $65.3 million in the quarter ended September 30, 2001, from $55.0 million in the quarter ended September 30, 2000. The increase was primarily due to a 9.2% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 328 in the quarter ended September 30, 2001 from 300 in the quarter ended September 30, 2000, in addition to the following factors:

Payroll and related increased by $4.0 million, or 16.4% to $28.5 million in the quarter ended September 30, 2001, from $24.5 million in the quarter ended September 30, 2000. This increase was attributable to the acquisition or opening of 22 clubs in 2000 and the seven opened or acquired clubs in the first nine months of 2001 as well as an increase in the amount of programming for children offered at selected clubs. Payroll also increased due to increases in personal training, sales commissions and other payroll costs that are incremental with increases in revenue.

Club operating increased by $4.7 million or 24.8% to $23.5 million in the quarter ended September 30, 2001, from $18.8 million in the quarter ended September 30, 2000. This increase is attributable to the acquisition or opening of 22 clubs in 2000 and seven opened or acquired clubs in the first nine months of 2001.

General and administrative increased by $1.1 million, or 29.9% to $5.0 million in the quarter ended September 30, 2001, from $3.9 million, in the quarter ended September 30, 2000. This increase is attributable to a $523,000 increase in liability insurance, a $286,000 increase in donations related to the September 11 events and expenses associated with the Company’s expansion.

Depreciation and amortization increased by $1.0 million, or 15.0% to $8.0 million in the quarter ended September 30, 2001, from $7.0 million in the quarter ended September 30, 2000. This increase is attributable primarily to a full period of depreciation and amortization for fixed asset additions, acquisitions and club openings made during 2000 and the increased fixed and intangible assets arising from the seven clubs opened or acquired during the first nine months of 2001.

Compensation expense in connection with stock options decreased $661,000 to $263,000 in the quarter ended September 30, 2001 from $924,000 in the quarter ended September 30, 2000. This decrease is principally due to stock options deemed vested in the third quarter of 2000 and no such options vested in 2001.

      Interest Expense. Interest expense increased $101,000 to $3.7 million during the quarter ended September 30, 2001, from $3.6 million in the quarter ended September 30, 2000. This increase was primarily due to increased credit borrowings under the line of credit associated with the Company’s expansion. This increase was slightly offset by lower rates charged on line of credit borrowings in 2001.

      Interest Income. Interest income decreased $106,000 to $84,000 during the quarter ended September 30, 2001 from $190,000 in the quarter ended September 30, 2000. The decrease in interest income was due to lower levels of cash on hand and lower interest rates earned during the quarter ended September 30, 2001 when compared to the same period of 2000.

      Provision for Corporate Income Tax. The income tax provision for the quarter ended September 30, 2001 was $1.9 million compared to $1.5 million for the quarter ended September 30, 2000.

      Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $303,000 to $2.6 million during the quarter ended September 30, 2001, from $2.3 million in the quarter ended September 30, 2000. This increase is a result of the compounding of accreted dividends.

  Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

      Revenues. Revenues increased approximately $47.7 million, or 29.2%, to $210.9 million for the nine months ended September 30, 2001 from $163.2 million for the nine months ended September 30, 2000. This increase resulted from the three clubs opened or acquired the last quarter of 1999 (approximately $1.0 million), 22 opened or acquired during 2000 (approximately $24.0 million) and the seven clubs opened or acquired in the first nine months of 2001 (approximately $2.9 million). In addition, revenues increased during the nine months by approximately $19.5 million or 13.3%, at the Company’s mature clubs (clubs owned and operated for at least 24 months). The increase at mature clubs was principally due to increased membership and increased ancilliary revenue.

      Operating Expenses. Operating expenses increased $40.6 million, or 27.7%, to $187.1 million for the nine months ended September 30, 2001, from $146.5 million for the nine months ended September 30, 2000. The increase was primarily due to a 19.5% increase in total months of club operations to 963 for the nine months ended September 30, 2001 from 805 for the nine months ended September 30, 2000, in addition to the following factors:

Payroll and related increased by $17.4 million, or 26.7% to $82.5 million for the nine months ended September 30, 2001, from $65.1 million for the nine months ended September 30, 2000. This increase was principally attributable to the acquisition or opening of 22 clubs in 2000 and the seven opened or acquired clubs in the first nine months of 2001 as well as an increase in the amount of programming for children offered at selected clubs. This increase was also attributable to an increases in personal training, sales commissions and other payroll costs that are incremental with increases in revenue.

Club operating increased by $15.9 million or 31.8% to $65.9 million for the nine months ended September 30, 2001, from $50.0 million for the nine months ended September 30, 2000. This increase is attributable to the acquisition or opening of 22 clubs in 2000 and seven opened or acquired clubs in the first nine months of 2001.

General and administrative increased by $3.0 million, or 27.8% to $14.0 million for the nine months ended September 30, 2001, from $11.0 million, for the nine months ended September 30, 2000. This increase is attributable to a $1.0 million increase in liability insurance, a $286,000 increase in donations related to the September 11 events and expenses associated with the Company’s expansion.

Depreciation and amortization increased by $4.7 million, or 24.3% to $23.8 million for the nine months ended September 30, 2001, from $19.2 million for the nine months ended September 30, 2000. This increase is primarily attributable to a full period of depreciation and amortization for fixed asset additions, acquisitions and club openings made during 2000 and the increased fixed and intangible assets arising from the seven clubs opened or acquired during the first nine months of 2001.

Compensation expense in connection with stock options decreased $445,000 or 33.0% to $898,000 for the nine months ended September 30, 2001 from $1.3 million for the nine months ended September 30, 2000. This decrease is due to less stock options deemed vested during the nine months ended September 30, 2001 when compared to the same period in 2000.

      Interest Expense. Interest expense increased $864,000 to $11.3 million for the nine months ended September 30, 2001, from $10.4 million for the nine months ended September 30, 2000. This increase was primarily due to increased borrowings under the line of credit associated with the Company’s expansion slightly offset by lower rates charged on line of credit borrowings in 2001.

      Interest Income. Interest income decreased $584,000 to $347,000 for the nine months ended September 30, 2001 from $931,000 for the nine months ended September 30, 2000. This decrease is due to lower levels of cash on hand and lower interest rates earned during the nine months ended September 30, 2001.

      Provision for Corporate Income Tax. The income tax provision for the nine months ended September 30, 2001 was $6.4 million compared to a tax provision of $3.8 million for the nine months ended September 30, 2000.

      Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $878,000 to $7.6 million during the nine months ended September 30, 2001, from $6.7 million during the nine months ended September 30, 2000. This increase is a result of the compounding of accreted dividends.

September 11 Events

      The terrorist attacks of September 11, 2001, resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four of our clubs located in downtown Manhattan. Two of the effected four clubs were reopened and back in operation prior to the end of September and a third reopened in the first week of October. Because of its close proximity to the World Trade Center the fourth club, although not thought to be damaged, is still closed. Membership dues credits in the amount of $300,000 have been recorded in the quarter ended September 30, 2001 due to the September 11 events. These credits represent a pro rata share of the September membership dues previously collected for which members were not able to utilize club services.

      The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard we have recorded a $175,000 insurance receivable representing our estimate of costs incurred in September 2001, which we believe is probable of recovery from our insurance carrier. Such costs include rent, payroll, benefits, and other club operating costs incurred during periods of club closure.

      At this time management does not have adequate information to assess when the aforementioned fourth club will reopen for business. Although the Company has business interruption insurance to cover lost profits at this location, we can not predict with any degree of certainty what future amounts will actually be received by the insurer. Furthermore management cannot at this time determine if the assets related to this club location, while not thought to be damaged, have been permanently impaired or not. We will continue to gather information to better assess the likelihood and timing of this club reopening, and whether or not the assets of this club have been permanently impaired. We will continue to communicate with our insurance carrier in order to better assess the relief we could expect to receive from our insurance carrier. We will record reimbursement of any lost profits only upon receipt in the future.

Liquidity and Capital Resources

      Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

      Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2001 was $39.8 million compared to $36.1 million for the nine months ended September 30, 2000, an increase of $3.7 million. Cash flows from operations has improved as the profitability of the mature club base and the clubs opened or acquired during the last three quarters of 1999, continues to improve. The HDC clubs acquired in July 2000 have also contributed to this increase.

      Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company’s working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company’s membership revenues increase.

      Investing Activities. The Company invested $37.7 million in capital expenditures and business acquisitions during the nine months ended September 30, 2001. The Company currently estimates total capital expenditure and asset acquisition requirements for the remaining three months of 2001 to approximate $26.6 million, which includes $4.2 million that management intends to renovate and expand certain existing clubs, $1.2 million to maintain certain existing clubs and $1.5 million to further upgrade its management information systems. $19.7 million will be expended on new greenfield club construction. The Company currently estimates total capital expenditure requirements for the year ended December 31, 2002 to approximate $39.0.

      Financing Activities. During the nine months ended September 30, 2001 net line of credit borrowings decreased by $1.0 million. The Company’s line of credit with its principal bank provides for direct borrowings and letters of credit of up to $25.0 million. The line of credit contains restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of September 30, 2001 $8.0 million of loans are outstanding and accrue interest based on the Eurodollar rate (5.25%). Outstanding letters of credit totaled $1.8 million at September 30, 2001. As of September 30, 2001, the Company has approximately $15.2 million available under the line of credit. In May 2001, the Credit Agreement was amended to extend the maturity date to July 15, 2004. The Company paid $188,000 in bank structuring fees related to this amendment. The Company also has a $20.0 million subordinated credit facility under which there are no outstanding borrowings as of September 30, 2001.

      Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company’s current operating and growth plans through the end of 2002, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2002. There can be no assurance that such financing will be available or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company’s competitive position and/or materially adversely affect the Company’s business, results of operations or financial condition. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income.

Forward-Looking Statements

      Certain statements in this report on Form 10-Q of the Company for the nine month period ended September 30, 2001 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

      Not applicable.

Item 2.  Changes in Securities.

      Not applicable.

Item 3.  Defaults Upon Senior Securities.

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5.  Other Information.

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

a)	Exhibits

Not applicable

      b)  Reports on Form 8-K

      Not applicable

SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL, INC. (Registrant)

DATE: November 13, 2001	By: /s/ RICHARD PYLE Richard Pyle Chief Financial Officer (principal financial and accounting officer)

DATE: November 13, 2001	By: /s/ MARK SMITH Mark Smith Chief Executive Officer (principal executive officer)