Form 10-K405
period 2001-12-31
TOWN SPORTS INTERNATIONAL INC
filed 2002-03-06
CIK 1029787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission file number: 333-40907

Town Sports International, Inc.
(Exact name of Registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	13-2749906 (I.R.S. Employer Identification No.)

888 SEVENTH AVENUE

NEW YORK, NEW YORK 10106
(212)-246-6700
(Address, including zip code and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      The aggregate market value of Common Stock held by non-affiliates of the registrant: Not applicable

      As of March 6, 2002, there were 1,028,698 shares of Class A Common Stock of the Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain exhibits filed with the Registrant’s Registration Statements on Form S-1 and Forms S-4 (File Nos. 333-61439, 333-40907 and 333-82607, as amended) are incorporated by reference into Part III of this Report on Form 10-K.

i

TOWN SPORTS INTERNATIONAL, INC.

PART I

Item 1.  Business

General

      Town Sports International, Inc. (collectively with its subsidiaries, the “Company”) is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2001, the Company owned and operated 117 fitness clubs and partly owned and operated two fitness clubs. These 119 clubs collectively served approximately 317,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target members’ areas of both employment and residence. The Company’s target member is college-educated, typically between the ages of 18 and 54 and earns an annual income in excess of $50,000.

      The Company’s goal is to develop the premier fitness club network in each of the major metropolitan regions in which it operates. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. When entering new regions, the Company develops its clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 2001, approximately 47% of the Company’s members participated in a membership plan that allows unlimited access to all of the Company’s clubs for a higher membership fee.

      The Company has executed this strategy successfully in the New York region through the network of fitness clubs it operates under its New York Sports Club (“NYSC”) brand name. The Company is the largest fitness club operator in Manhattan with 35 locations and operates a total of 78 clubs under the NYSC name within a defined radius of New York City. The Company operates 19 clubs in the Boston region and 14 clubs in the Washington, DC region under its Boston Sports Club (“BSC”) and Washington Sports Club (“WSC”) brand names respectively and has begun establishing a similar cluster in the Philadelphia region with five clubs under its Philadelphia Sports Club (“PSC”) brand name. In addition, the Company operates three clubs in Switzerland. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community and to foster recognition as a local network of quality fitness clubs rather than a national chain.

      The Company principally sells month to month membership payment plans that are generally cancelable by members at any time with 30 days notice. As of December 31, 2001, approximately 87% of our members had such a “non-commit” membership plan. Management believes members generally prefer this non-commit membership plan over long term commitments, thus giving us an advantage over competitors that only sell longer term or “paid-in-full” contracts. The non-commit membership plan also provides an incentive the Company to deliver high quality programs and services in order to retain members.

      In 1998, the Company changed its fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications.

      The Company has experienced significant growth over the past several years through a combination of (i) acquiring existing, privately owned, single and multi-club businesses, and (ii) developing and opening “greenfield” club locations (a greenfield club is a new location constructed by the Company). From June 1, 1996 to December 31, 2001, the Company acquired 51 existing clubs, opened 33 greenfield clubs, and relocated three clubs to increase its total clubs under operation from 28 to 119. The Company has plans to acquire or open nine more clubs prior to December 31, 2002. The Company has achieved revenue growth over the five year and seven month period ended December 31, 2001 at a compound annual rate of approximately 42.1% from $56.6 million for the year ended May 31, 1997 to $283.3 million for the year ended December 31,

2001. This growth has been driven not only by the addition of acquired and greenfield club locations, but also through mature club revenue growth, which has ranged from 9.9% to 18.6% for the five year and seven month period ended December 31, 2001 and averaged 15.6% over that period. Such growth was 12.3% for the year ended December 31, 2001. Mature club, defined as those clubs that were operated by the Company for more than 24 months, revenue growth has enabled the Company to increase revenue per weighted average club over the five year and seven month period ended December 31, 2001. Revenue per weighted average club (as defined in Selected Financial Data) has risen from $2.2 million for the year ended December 31, 1998 to $2.6 million for the year ended December 31, 2001. Based on the Company’s historical experience, a new club tends to achieve significant increases in revenues during its first three years of operation as it reaches maturity. Because clubs experience little incremental cost associated with such revenue increases, the Company realizes a greater proportionate increase in profitability. This operating leverage has allowed it to achieve EBITDA (as defined in Selected Financial Data) growth over the five year and seven month period ended December 31, 2001 at a compound annual rate of approximately 68.9% from $5.5 million for the year ended May 31, 1997 to $60.7 million for the year ended December 31, 2001. Net income (loss) improved from a loss of $936,000 in fiscal 1997 to net income of $7.0 million for the year ended December 31, 2001.

      The Company’s model club ranges in size from approximately 15,000 to 25,000 square feet. Excluding a single large 200,000 square foot club, the Company’s average club is 22,000 square feet. Clubs typically have an open space to accommodate cardiovascular and strength-training exercise, as well as special purpose rooms to accommodate aerobic class instruction and other exercise programs as well as massage. Locker rooms generally include a sauna and steam room. Management seeks to provide a broad array of high quality exercise programs and equipment that is both popular and effective, while reinforcing the quality exercise experience the Company strives to make available to its members. While the Company does not generally build locations with amenities such as swimming pools or racquet and basketball courts, the Company does strive to establish at least one flagship club that has such amenities in each of its markets. Management believes that it is generally more economical to acquire clubs with such amenities than to develop them as greenfield clubs.

      Management engages in a detailed site analysis and selection process based upon information provided by the Company’s proprietary development software to identify potential target areas for additional clubs based upon population demographics, traffic and commuting patterns, availability of sites and competitive market information. In addition to the Company’s existing 119 clubs under operation and the 14 sites for which the Company has entered into lease commitments, management has identified approximately 70 target areas in which it may add clubs under the brand names NYSC, BSC, WSC, or PSC. Management estimates that it will identify approximately 40 additional target areas in which it may add clubs under these brand names. Once the Company begins to approach saturation of these regions, management will explore expansion opportunities in other markets in the United States sharing similar demographic characteristics to those we are currently in.

      The Company possesses an experienced management team, the top five executives of which have been working together at the Company since 1990. Management believes that it has the depth, experience and motivation to manage the Company’s internal and external growth, and that the Company has put in place the infrastructure and systems to manage effectively the Company’s planned expansion. Management believes that the presence of such infrastructure will enable the Company over time to leverage certain fixed cost aspects of overhead to realize increased EBITDA margins as the Company continues to expand its club base. This operating leverage has already helped the Company to increase its EBITDA margin by more than 120% to approximately 21.4% for the year ended December 31, 2001 compared to approximately 9.7% in fiscal 1997.

Industry Overview

      According to published industry sources, total fitness club industry revenues have increased at a compound annual rate of approximately 8.6% from $6.5 billion in 1993 to $11.6 billion in 2000. Over the same period of time, fitness club memberships have increased at a compound annual rate of 4.5% from 22.9 million to 32.8 million and have increased over 89% since 1987. These statistics imply that average revenue per member has grown at a compound annual rate of 4.1% for the industry since 1993. Industry revenue growth outpaced the growth of fitness clubs, which has grown at a compound annual rate of 5.5% to approximately 16,940 in 2000 from approximately 11,655 in 1993. Management believes that fitness clubs, on average, have experienced excess capacity historically. Only more recently has the industry as a whole experienced the level of membership and revenue per club to realize the benefits of the inherent operating leverage in the industry.

      Management believes that the growth in fitness club memberships is attributable to several factors. Americans are focused on achieving a healthier, more active and less stressful lifestyle. Of the factors members consider very important in their decision to join a fitness club, the most commonly mentioned is health, closely followed by appearance related factors including muscle tone, looking better and weight control. Management believes that the increased emphasis on appearance and wellness in the media has heightened the focus on self image and fitness and will continue to do so. Management also believes that fitness clubs provide a more convenient venue for exercise than outdoor activities, particularly in densely populated metropolitan areas. According to published industry reports, convenience is an important factor in choosing a fitness club.

      According to industry sources, the five major trends that are driving changes in the health and fitness industry include: (i) an influx of institutional capital investment is leading a transformation of club ownership from private to institutionally sponsored; (ii) large operators are beginning to build regional and national platforms to consolidate the industry and, in turn, are providing liquidity for many small operators; (iii) the aging of the American population is creating an awareness of and a need for healthy living and physical fitness; (iv) insurers are beginning to partner with corporations to promote preventative healthcare programs such as fitness clubs memberships, (v) Increases in non-dues revenue is providing revenue diversification opportunities and improving membership retention.

      Management believes the industry can be segregated into three tiers based upon price, service and quality: (i) an upper tier consisting of clubs with monthly membership dues averaging in excess of $90.00 per month; (ii) a middle tier consisting of clubs with monthly membership dues averaging between $90.00 and $40.00 per month; and (ii) a lower tier consisting of clubs with monthly membership dues averaging less than $40.00 per month. The Company competes in the middle tier in terms of pricing and is positioned toward the upper end of this tier. Based upon the quality and service the Company provides its members, management believes that the Company provides an attractive value to its members at the monthly membership dues it charges.

      The fitness club industry is highly fragmented with only about 10% of the commercial clubs in the hands of companies that own 25 or more clubs. Based upon this data, management believes that further consolidation will occur in the industry.

Marketing

      The Company’s marketing campaign is directed by its in-house media department which is headed by the Chief Executive Officer. This team develops advertising strategies to convey each of the Company’s regionally branded networks as the premier network of fitness clubs in that region. Advertisements are designed to highlight the consistent quality and high value-to-price ratio management believes the Company provides through a combination of its membership programs, club facilities and personnel. The media team’s goal is to achieve broad awareness of the Company’s regional brand names primarily through radio, television, newspaper, billboard, and direct mail advertising. Management believes that the Company’s clustering of clubs creates economies in its marketing and advertising strategy that increase the efficiency and effectiveness of these campaigns.

      Advertisements generally feature creative slogans that communicate the serious approach the Company takes toward fitness in a provocative and/or humorous tone, rather than pictures of the Company’s clubs, pricing specials or members exercising. Promotional marketing campaigns will typically feature opportunities to participate in value-added services such as personal training for a limited time at a discount to the standard rate. On occasion, the Company will also offer reduced initiation fees to encourage enrollment. Additionally, the Company frequently sponsors member referral incentive programs. At least 10% of the Company’s new members cite a referral from an existing member as a reason for joining. Such incentive programs include a free month of membership, personal training sessions, sports equipment such as a free gym bag or a gift certificate for other in-club purchases.

      The Company also engages in public relations and special events to promote its image in the local communities. Management believes that these public relations efforts enhance the Company’s image and the image of its local brand names in the communities in which it operates. The Company also seeks to build its community image through co-operative advertising campaigns with local retailers.

      The Company maintains the following web site: www.mysportsclubs.com that provides information about club locations, program offerings and on-line promotions. The Company also has multiple domain names including New yorksportsclub.com, Bostonsportsclub.com, Philadelphiasportsclub.com, Washingtonsportsclub.com and various other domain names related to our business.

Sales

      Sales of new memberships are generally handled at the club level. The Company employs approximately 400 “in-club” membership consultants who are responsible for new membership sales. Each club generally has two or three full-time and one part-time membership consultants. These consultants report both to the general manager of the club as well as to one of the Company’s 20 area sales managers, who in turn report to the Company’s Vice President Sales. Membership consultants’ compensation consists of a base salary plus commission. Sales commissions range from $45 to $65 per new member enrolled. The Company provides additional incentive-based compensation in the form of bonuses contingent upon individual, club and Company-wide enrollment goals. Membership consultants must successfully complete a three-month, in-house training program through which they learn the Company’s sales strategy. In making a sales presentation, membership consultants emphasize: (i) the proximity of its clubs to concentrated commercial and residential areas convenient to where target members live and work; (ii) the lack of a long-term obligation on the part of the enrollee; (iii) the price value relationship of a Town Sports membership; and (iv) access to value-added services. Management believes that providing employees with opportunities for career advancement is essential to the Company’s ability to attract and retain qualified sales personnel. The Company also employs full-time corporate sales managers whose responsibility is to solicit group memberships through senior level corporate contacts.

      Management believes that clustering clubs allows the Company to sell memberships based upon the opportunity for members to utilize multiple club locations to differing degrees. The Company has streamlined its membership structure to simplify the sales process. In addition, the proprietary centralized computer software utilized by the Company ensures consistency of pricing and controls enrollment processing at the club level. The Company generally offers three principal types of memberships:

The Passport Membership, priced from $67 to $91 per month, is the Company’s highest priced membership and entitles members to use any Town Sports club at any time. This membership is held by approximately 47% of members.

The Gold Membership, priced from $47 to $79 per month based on the market area of enrollment, enables members to use a specific club, or a group of specific clubs, at any time and any Town Sports club during off-peak times. This membership is held by over 52% of members.

The Off-peak Membership, priced from $47 to $72 per month, is the least expensive membership, and allows members to use any Town Sports club only during off-peak times. This membership is held by approximately 1% of members.

The Company also offers corporate membership plans that vary in price depending on the respective corporation’s needs. The corporate membership plans are typically at a discount to that of individual membership plans.

      By clustering a group of clubs in a geographic area, the value of Company memberships is enhanced by the ability to offer Passport Memberships, which allow the member to use any Company club at any time.

Management believes the popularity of the Passport Membership results from the broader privileges and greater convenience this membership plan provides through the opportunity for members to access club facilities near to both their homes and offices. The Company’s clustering strategy also allows it to provide access to special facilities and programs such as squash, tennis, basketball and racquetball courts, swimming pools and programs targeted at children and other groups, through flagship locations strategically located in key target areas without offering such facilities or programs in every location.

      In joining a club, a new member signs a membership agreement which obligates the member to pay a one-time initiation fee and monthly dues on an ongoing basis. Monthly Electronic Funds Transfer “EFT” membership dues averaged approximately $69 per month for the year ended December 31, 2001. During that same period, initiation fees averaged $85 for EFT members. The Company collects approximately 91.1% of all monthly membership dues through EFT and EFT revenue constitutes over 70% of consolidated revenue for the year ended December 31, 2001. Substantially all other membership dues are paid in advance. EFT members can generally cancel memberships at any time upon 30 days notice. Based upon detailed statistical studies of the membership base at the Company’s mature clubs, however, the average length of the Company’s memberships is approximately 24 months. The membership agreement calls for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. Management believes that its EFT program of monthly dues collection provides a predictable and stable cash flow for the Company, eliminates the traditional accounts receivable function, and minimizes bad-debt write-offs while providing a significant competitive advantage in terms of the sales process, dues collection, working capital management and membership retention. In addition, it enables the Company to increase its dues in an efficient and consistent manner which it does annually by between 1% and 3%, in line with cost of living increases. During the first week of each month, the Company receives the EFT dues for that month initiated by a third party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by an in-house staff. For the year ended December 31, 2001, the Company experienced an average of uncollected EFT dues of 1.2%.

      The Company’s total EFT revenue has increased by $14.4 million per month from $3.5 million in December, 1996 to $17.9 million in December, 2001. While the Company strongly encourages monthly EFT memberships, approximately 8.6% of the Company’s members (often corporate group members) purchase paid-in-full memberships for a one year term. Annually the Company raises its monthly dues by between 1% and 3%.

Ancillary Revenue

      Over the past four years the Company has expanded the level of ancillary services provided to its members. Increases in personal training revenue in particular have contributed to $31.7 million of the increase in ancillary revenue from 1997 to 2001. In addition the Company has added Sports Club for Kids, and Group Exclusives (both additional fee for service programs) at selected clubs. Ancillary revenue as a percentage of total revenue has increased from 9.45% for the year ended December 31, 1997 to 13.53% for the year ended December 31, 2001. Private training revenue as a percentage of sales increased from 6.1% of sales in 1997 to 9.0% of revenue in 2001.

Club Format and Locations

      The Company’s clubs are typically located in well-established, higher-income residential, commercial or mixed urban neighborhoods within major metropolitan areas which are capable of supporting the development of a cluster of clubs. The clubs generally have relatively high “retail” visibility, and close proximity to transportation. In the New York City, Boston and Washington, DC markets, the Company has created clusters of clubs in urban areas and their commuter suburbs in accordance with the Company’s operating strategy of offering its target members the convenience of multiple locations close to where they live and work, reciprocal use privileges and standardized facilities and services. The Company has begun establishing a similar cluster in Philadelphia.

      Approximately half of the clubs operated by the Company are urban clubs while half are suburban. The Company’s urban clubs generally range in size from 15,000 to 25,000 square feet and averages approximately 20,000 square feet. The Company’s suburban clubs vary in size from 15,000 square feet to 75,000 square feet with one club being 200,000 square feet. Excluding this single large club the average suburban club is 24,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity. Although club members represent a cross-section of the population in a given geographic market, the Company’s target member is college educated, between the ages of 18 and 54 and earns an annual income of $50,000.

      The Company’s facilities include state-of-the-art cardiovascular equipment, including Lifecycles, StairMasters, treadmills, and elliptical motion machines; strength equipment and free weights, including Cybex, Icarian, Nautilus, Ground Zero, and Hammer Strength equipment; group exercise and cycling studio(s); the Sportsclub Network, entertainment system; locker rooms, including shower facilities, towel service, and other amenities such as massage, saunas and steamrooms; babysitting, and a retail shop. Personal training services are offered at all locations and massage is offered at most clubs, each at an additional charge. At certain flagship locations, additional facilities also are offered, including swimming pools, basketball, tennis, racquetball and/or squash courts and climbing walls. Also, the Company is significantly expanding the availability of fee-based programming at many of its clubs, including programs targeted at children, members and non-member adult customers.

      As of December 31, 2001 over 75% of the Company’s club base had the Sportsclub Network personal entertainment units installed. The Company expects to install the remainder of the club base with equipment already on hand, by July of 2002. Over 4,500 of these entertainment units have been installed. The units are typically mounted on cardiovascular equipment and are equipped with a color screen for viewing a large selection of television and video programs, a compact disk player and most models have audio cassette players. The Sportsclub network also provides the Company with a direct means of advertising products and services to its membership base.

Club Operations

      The Company emphasizes consistency and quality in all of its club operations, including:

      Management. The Company believes that its success is largely dependent on the selection and training of its staff and management. The Company’s management structure is designed, therefore, to support the professional development of highly motivated managers who will execute the Company’s directives and support growth.

      Corporate departments are responsible for each area of club services, such as exercise group programs, fitness programming, personal training, facility and equipment maintenance, housekeeping and laundry. This centralization allows local general managers at each club to focus on customer service, club staffing and providing a high quality exercise experience. General managers are responsible for the day-to-day management of each club, and directly report to area managers, who liaise with senior operations management and other corporate staff ensuring consistent service at all locations.

      The Company provides performance-based incentives to its management. Senior management compensation, for example, is tied to overall Company performance. Departmental directors, area managers and general managers have bonuses tied to financial and member retention targets for a particular club or group of clubs. The Company offers its employees various benefits including; health, dental, disability, insurance and a 401(k) plan. Management believes the availability of employee benefits provides the Company a strategic advantage in attracting and retaining quality managers, program instructors and professional personal trainers and that this strategic advantage in turn translates into a more consistent and higher quality workout experience for those members who utilize such services.

      Personal Training. All of the Company’s fitness clubs offer one-on-one personal training, which is sold by the single session or in multi-session packages. The Company has implemented a comprehensive staff education curriculum which progresses from basic knowledge and practical skills to advanced concepts and training techniques. The Company’s education program provides professional standards to ensure that its trainers provide superior service and fitness expertise to its members. There are four levels of professional competency with mandatory requirements trainers must meet in order to achieve and maintain such status: Fitness Trainer (completed in-house certification programs), Certified Fitness Trainer (completed in-house certification and holds approved nationally recognized certification). Pro Trainer (has completed all previous requirements, passed the Company’s Advanced Training Systems and holds a degree or nationally-recognized certification), Master Trainer (has met all requirements of a Pro Trainer, and holds multiple degrees and certifications, including at least one specialty or advanced certification). Management believes the qualifications of the personal training staff helps ensure that members receive a consistent level of quality service throughout the Company’s club base. The Company believes that its personal training programs provide valuable guidance to its members and a significant source of incremental revenue from value-added services for the Company. In addition, management believes that members who participate in personal training programs have a longer membership life.

      Group Fitness. The Company’s commitment to providing a quality workout experience to its members extends to the employment of program instructors, who teach aerobics, cycling, strength conditioning, boxing, yoga and step aerobics classes, among others. The Company’s clustering strategy enables it to staff program instructors and professional personal trainers at more than one club. As a result, the Company can vary a given club’s instructors, while providing instructors sufficient classes to effectively and economically treat these instructors as full-time employees. All program instructors report to a centralized management structure, headed by the Senior Director of Programs and Services who is responsible for overseeing auditions and providing in-house training to keep instructors current in the latest training techniques and program offerings.

      Sports Clubs for Kids. During 2000, the Company began offering programs for children under the Sports Club for Kids (“SCFK”) brand in the NYSC and PSC regions. As of December 2001, SCFK was operating in 16 locations throughout our four major markets. In addition to extending fitness offerings to a market not previously served by the Company, it is expected that SCFK programming will help position the Company’s suburban clubs as family clubs, which should provide it with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, martial arts and birthday parties. It also can include innovative and proprietary programming such as Kidspin Theater, a multi-media cycling experience, and non-competitive “learn-to-play” sports programs. In selected locations we also offer climbing walls and laser tag. The Company expects to be operating Sports Clubs for Kids programs in more than 20 of its facilities by the end of 2002.

Proprietary Centralized Information Systems

      Currently the Company is utilizing a proprietary system developed internally to track and analyze sales, leads, and membership statistics which, in conjunction with its other systems, allows the Company to track the frequency of member workouts, multi-club utilization, value-added services and demographic profiles by member, which enables the Company to develop targeted direct marketing programs and to modify its broadcast and print advertising to improve consumer response. These systems also assist the Company in evaluating staffing needs and program offerings. In addition, the Company relies on certain data gathered through its information systems to assist in the identification of new markets for clubs and site selection within those markets.

Planned Information Systems Developments

      The Company recognizes the value of enhancing and extending the uses of information technology in virtually every area of the company. After developing an information technology strategy to support the business strategy, the Company has developed a comprehensive multi-year plan to replace or upgrade key systems.

      The Company expects to begin implementation of a new fully integrated club management system in the second half of 2002. The Company has been actively involved in the design of the software and is currently testing the beta release. This system incorporates contemporary browser-based, technology and open architecture to allow for scalability to support the Company’s projected growth and diversification of services. This system will provide enhanced or new functionality for member services, contract management, electronic billing, contact management, point of sale, inventory control, scheduling reservations, and cash management.

      During 2001, the Company implemented a new employee time capture system that will integrate with the new club management system and the current payroll processing system. In addition, the Company implemented a new budgeting and forecasting product that will be expanded later in 2002 for enhanced managerial and analytical reporting capabilities. Numerous infrastructure changes were implemented to accommodate the Company’s growth, to provide network redundancy, efficiencies in operations, and to improve management of all components of the technical architecture.

      The Company’s website will be expanded after the implementation of the above mentioned club management software to incorporate e-business functionality such as sales of products, services, and memberships, member self service and reservations. The Company has built an intranet to provide the portal for the newly implemented browser-based applications and to provide for a variety of future development options in corporate communications and training.

      Coinciding with the implementation of the new club management system, the Company will implement an updated Disaster Recovery plan that will include a designated “hot site”, recovery procedures, data restoration testing, and training of personnel.

Strategic Planning

      During 2001, the Company began a strategic planning process. That process, spearheaded by the Chairman and the Chief Executive Officer, produced a new set of Core Values, a revised Mission Statement and a set of five-year performance targets. To achieve those targets, six Strategic Objectives were formulated. During 2002, the Company is giving a high priority to the Strategic Initiatives that Senior Management believes will help it accomplish those Objectives and, therefore, meet it’s five-year goals.

Intellectual Property

      The Company has registered, and is in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office, including New York Sports Clubs, Washington Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, TSI and Town Sports International, Inc.

Competition

      The fitness club industry is highly competitive. The Company competes with other fitness clubs, physical fitness and recreational facilities established by local governments and hospitals and by businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. The Company also competes with other entertainment and retail businesses for the discretionary income of its target markets. There can be no assurance that the Company will be able to compete effectively in the future in the markets in which it operates. Competitors, which may include companies which are larger and have greater resources than the Company, may enter these markets to the detriment of the Company. These competitive conditions may limit the Company’s ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates, and real estate availability thereby increasing costs associated with expansion through both acquisitions, and greenfields.

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

Employees

      At December 31, 2001, the Company had approximately 7,150 employees, of which approximately 2,620 were employed full-time. Approximately 305 employees were corporate personnel working in the Manhattan, Boston or Washington, DC offices. The Company is not a party to any collective bargaining agreement with its employees. The Company has never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and considers its relations with its employees to be good. Management believes that it offers its employees benefits (including health, dental, disability insurance and a 401(k) plan) which are superior to those generally offered by its competitors.

Government Regulation

      The operations and business practices of the Company are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern the Company’s advertising, sales and other trade practices.

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

      Under so-called state “cooling-off” statutes, a member has the right to cancel his or her membership for a period of three to ten days (depending on the applicable state law) and, in such event, is entitled to a refund of any initiation fee paid. In addition, the Company’s membership contracts provide that a member may cancel his or her membership at any time for medical reasons or relocation a certain distance from the nearest club. The specific procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to the Company upon cancellation and the Company may offset such amount against any refunds owed.

FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-K of the Company for the year ended December 31, 2001 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information except as required by law, to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 2.  Properties

Date Opened or
Management
Location		Address	Assumed

New York Sports Clubs:

1.	Manhattan	151 East 86th Street	January, 1977

2.	Manhattan	61 West 62nd Street	July, 1983

3.	Manhattan	614 Second Avenue	July, 1986

4.	Manhattan	380 Madison Avenue	January, 1990

5.	Manhattan	151 Reade Street	January, 1990

6.	Manhattan	1601 Broadway	September, 1991

7.	Manhattan	50 West 34th Street	August, 1992

8.	Manhattan	349 East 76th Street	April, 1994

9.	Manhattan	248 West 80th Street	May, 1994

10.	Manhattan	502 Park Avenue	February, 1995

11.	Manhattan	117 Seventh Avenue South	March, 1995

12.	Manhattan	303 Park Avenue South	December, 1995

13.	Manhattan	30 Wall Street	May, 1996

14.	Manhattan	1635 Third Avenue	October, 1996

15.	Manhattan	575 Lexington Avenue	November, 1996

16.	Manhattan	278 Eighth Avenue	December, 1996

17.	Manhattan	200 Madison Avenue	February, 1997

18.	Manhattan	131 East 31st Street	February, 1997

19.	Manhattan	2162 Broadway	November, 1997

20.	Manhattan	633 Third Avenue	April, 1998

21.	Manhattan	1657 Broadway	July, 1998

22.	Manhattan	217 Broadway	March, 1999

23.	Manhattan	23 West 73rd Street	April, 1999

24.	Manhattan	34 West 14th Street	July, 1999

25.	Manhattan	503-511 Broadway	July, 1999

26.	Manhattan	1372 Broadway	October, 1999

27.	Manhattan	300 West 125th Street	May, 2000

28.	Manhattan (temporarily closed)	Battery Park City	May, 2000

29.	Manhattan	14 West 44th Street	August, 2000

30.	Manhattan	128 Eighth Avenue	December, 2000

31.	Manhattan	2521-23 Broadway	August, 2001

Date Opened or
Management
Location		Address	Assumed

32.	Manhattan	3 Park Avenue	August, 2001

33.	Manhattan	19 Irving Place	November, 2001

34.	Manhattan	160 Water Street	November, 2001

35.	Manhattan	230 West 41st Street	November, 2001

36.	Manhattan	1221 Avenue of the Americas	January, 2002

37.	Brooklyn, NY	110 Boerum Place	October, 1985

38.	Brooklyn, NY	1736 Shore Parkway	June, 1998

39.	Brooklyn, NY	179 Remsen Street	May 2001

40.	Brooklyn, NY*	453 Fifth Avenue	Opening 2002

41.	Queens, NY	69-33 Austin Street, Forest Hills	April, 1997

42.	Queens, NY	153-67 A Cross Island Parkway	June, 1998

43.	Staten Island, NY	300 West Service Road	June, 1998

44.	Scarsdale, NY	696 White Plains Road	October, 1995

45.	Mamaroneck, NY	124 Palmer Avenue	January, 1997

46.	White Plains, NY	1 North Broadway	September, 1997

47.	Croton-on-Hudson, NY	420 South Riverside Drive	January, 1998

48.	Larchmont, NY	15 Madison Avenue	December, 1998

49.	Nanuet, NY	58 Demarest Mill Road	May, 1998

50.	Great Neck, NY	15 Barstow Road	July, 1989

51.	East Meadow, NY	625 Merrick Avenue	January, 1999

52.	Commack, NY	6136 Jericho Turnpike	January, 1999

53.	Oceanside, NY	2909 Lincoln Avenue	May, 1999

54.	Long Beach, NY	265 East Park Avenue	July, 1999

55.	Garden City, NY	833 Franklin Avenue	May, 2000

56.	Huntington, NY	350 New York Avenue	February, 2001

57.	Syosset, NY	49 Ira Road	March, 2001

58.	Woodmere, NY	158 Irving Street	March 2002

59.	West Nyack, NY	3656 Palisades Center Drive	February, 2002

60.	Stamford, CT	6 Landmark Square	December, 1997

61.	Stamford, CT	106 Commerce Road	January, 1998

62.	Danbury, CT	38 Mill Plain Road	January, 1998

63.	Stamford, CT	1063 Hope Street	November, 1998

64.	Norwalk, CT	250 Westport Avenue	March, 1999

65.	Greenwich, CT	6 Liberty Way	May, 1999

66.	Westport, CT	427 Post Road, East	January, 2002

67.	East Brunswick, NJ	8 Cornwall Court	January, 1990

68.	Princeton, NJ	301 North Harrison Street	May, 1997

69.	Freehold, NJ	200 Daniels Way	April, 1998

70.	Matawan, NJ	163 Route 34	April, 1998

71.	Old Bridge, NJ	Gaub Road and Route 516	April, 1998

72.	Marlboro, NJ	34 Route 9 North	April, 1998

73.	Fort Lee, NJ	1355 15th Street	June, 1998

74.	Ramsey, NJ	1100 Route 17 North	June, 1998

75.	Mahwah, NJ	7 Leighton Place	June, 1998

76.	Parsippany, NJ	2651 Route 10	August, 1998

77.	Springfield, NJ	215 Morris Avenue	August, 1998

Date Opened or
Management
Location		Address	Assumed

78.	Colonia, NJ	1250 Route 27	August, 1998

79.	Franklin Park, NJ	3911 Route 27	August, 1998

80.	Plainsboro, NJ	10 Schalks Crossing	August, 1998

81.	Somerset, NJ	120 Cedar Grove Lane	August, 1998

82.	Hoboken, NJ	221 Washington Street	October, 1998

83.	West Caldwell, NJ	913 Bloomfield Avenue	April, 1999

84.	Ridgewood, NJ*	129 S. Broad Street	Opening 2003

85.	Westwood, NJ*	35 Jefferson Avenue	Opening 2003

86.	Montclair, NJ*	56 Church Street	Opening 2003

Washington Sports Clubs:

87.	Washington, DC	214 D Street, S.E.	January, 1980

88.	Washington, DC	1835 Connecticut Avenue, N.W.	January, 1990

89.	Washington, DC	1990 M Street, N.W.	February, 1993

90.	Washington, DC	2251 Wisconsin Avenue, N.W.	May, 1994

91.	Washington, DC	1211 Connecticut Avenue	July, 2000

92.	Washington, DC†	1345 F Street, NW	Opening 2002

93.	Washington, DC*	Gallery Place, 7th, H Street	Opening 2003

94.	Bethesda, MD	4903 Elm Street	May, 1994

95.	North Bethesda, MD	10400 Old Georgetown Road	June, 1998

96.	Germantown, MD	12623 Wisteria Drive	July, 1998

97.	Chevy Chase, MD	5346 Wisconsin Ave., NW	February 2002

98.	Silver Spring, MD*	Wayne Avenue	Opening 2003

99.	Centreville, VA	Old Centreville Crossing	December, 1997

100.	Alexandria, VA	3654 King Street	June, 1999

101.	Sterling, VA	21800 Town Center Plaza	October, 1999

102.	Fairfax, VA	11001 Lee Highway	October, 1999

103.	West Springfield, VA	8430 Old Keene Mill	September, 2000

104.	Clarendon, VA	2700 Clarendon Boulevard	November, 2001

Boston Sports Clubs:

105.	Boston, MA	561 Boylston Street	November, 1991

106.	Allston, MA	15 Gorham Street	July, 1997

107.	Boston, MA	1 Bulfinch Place	August, 1998

108.	Natick, MA	Sherwood Plaza, 124 Worcester Rd	September, 1998

109.	Weymouth, MA	553 Washington Street	May, 1999

110.	Boston, MA	201 Brookline Avenue	June, 2000

111.	Wellesley, MA	140 Great Plain Avenue	July, 2000

112.	Boston, MA	One Devonshire Place	July, 2000

113.	Andover, MA	307 Lowell Street	July, 2000

114.	Lynnfield, MA	425 Walnut Street	July, 2000

115.	Lexington, MA	475 Bedford Avenue	July, 2000

116.	Franklin, MA	750 Union Street	July, 2000

117.	Framingham, MA	1657 Worcester Street	July, 2000

118.	Danvers, MA	50 Ferncroft Road	July, 2000

119.	Cambridge, MA	625 Massachusetts Avenue	January, 2001

120.	East Cambridge, MA	6 Museum Way	January, 2001

121.	Boston, MA	361 Newbury Street	November, 2001

Date Opened or
Management
Location		Address	Assumed

122.	West Newton, MA	1359 Washington Street	November, 2001

123.	Boston, MA	350 Washington Street	February, 2002

124.	Nashua, NH	11 Tara Boulevard	July, 2000

Philadelphia Sports Clubs:

125.	Philadelphia, PA	220 South 5th Street	January, 1999

126.	Philadelphia, PA	2000 Hamilton Street	July, 1999

127.	Chalfont, PA	One Highpoint Drive	January, 2000

128.	Cherry Hill, NJ	Route 70 and Kings Highway	April, 2000

129.	Philadelphia, PA	1735 Market Street	October, 2000

130.	Ardmore, PA	34 W. Lancaster Avenue	March, 2002

131.	Philadelphia, PA*	Rittenhouse Square	Opening 2003

Swiss Sports Clubs:

132.	Basel, Switzerland	St. Johanns-Vorstadt 41	August, 1987

133.	Zurich, Switzerland	Glarnischstrasse 35	August, 1987

134.	Basel, Switzerland	Basel FC Soccer Stadium	August, 2001

†	Under construction, club in “pre-sales.”

*	Signed leases for greenfield club development.

      The Company owns the 151 East 86th Street location, which houses a Company fitness club and a retail tenant that generated approximately $540,000 of rental income for the Company during twelve months ended December 31, 2001. One of our fitness clubs operates under a month to month lease; all other fitness clubs occupy leased space pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years (ending December 31, 2006), only one of the Company’s fitness club leases will expire without any renewal option. A new club has been constructed and opened nearby.

      The Company leases approximately 40,000 square feet of office space in New York City, and has smaller regional offices in Fairfax, VA, East Brunswick, NJ, Old Bridge, NJ, Philadelphia, PA, Stamford, CT and Waltham, MA, for administrative, and general corporate purposes. The Company also leases warehouse and commercial space in Long Island City, New York and Brooklyn, New York, for storage purposes and for the operation of a centralized laundry facility for certain New York fitness clubs.

      As of December 31, 2001, 117 of the existing fitness clubs were wholly owned by the Company and two were managed and partly owned (the “Partly Owned Clubs”).

      In addition, the Company provided management services at three fitness clubs in which the Company had no equity interest.

Item 3.  Legal Proceedings

      The Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s business, results of operations, cash flows, or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

      Not applicable

Item 6.  Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

(In thousands, except club and membership data)

      Set forth below are selected historical consolidated financial, other operating data and club and membership data of the Company as of the dates and for the periods presented. The selected historical consolidated statement of operations data for the years ended December 31, 1999, 2000, and 2001 and the selected historical consolidated balance sheet data as of December 31, 2000 and 2001, were derived from the audited Consolidated Financial Statements of the Company, which are included herein. The selected historical consolidated statement of operations data for seven months ended December 31, 1998 and the year ended May 31, 1997 and 1998 and the selected historical consolidated balance sheet data as of May 31, 1997 and 1998 and December 31, 1998 and 1999 were derived from the audited consolidated financial statements of the Company, which are not included herein. The selected historical consolidated statement of operations data for the seven months ended December 31, 1997 and for the year ended December 31, 1998, were derived from the unaudited consolidated financial statements of the Company which are not included herein. In 1998, the Company changed its fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications. The information contained in this table and accompanying notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.

			Seven Months
	Year Ended May 31,		Ended December 31,

	1997	1998	1997	1998

Statement of Operations Data:

Revenues	$56,567	$82,350	$42,990	$71,662

Operating expenses:

Payroll and related	23,321	33,309	17,621	28,001

Club operating	18,044	25,858	13,258	24,261

General and administrative	3,774	5,825	2,742	5,828

Depreciation and amortization	4,219	7,736	3,944	8,818

Compensation expense incurred in connection with stock options(1)	5,933	1,442	397	434

Operating income	1,276	8,180	5,028	4,320

Interest expense, net of interest income	2,455	5,902	3,270	5,279

Income (loss) before provision (benefit) for income tax	(1,179)	2,278	1,758	(959)

Provision (benefit) for income tax	(243)	1,131	888	(399)

Extraordinary item(2)	—	(782)	(782)	—

Cumulative effect of change in accounting policy(3)	—	(88)	(88)	—

Net income (loss)	(936)	277	—	(560)

Accreted dividends on preferred stock	(1,286)	(2,387)	(1,485)	(2,146)

Net loss attributable to common stockholders	$(2,222)	$(2,110)	$(1,485)	$(2,706)

Other Data:

EBITDA(4)	$5,495	$15,916	$8,972	$13,138

EBITDA margin(4)	9.7%	19.3%	20.9%	18.3%

Deferred lease expense	$1,620	$2,671	$1,354	$1,493

Cash provided by (used in):

Operating activities	12,302	15,733	7,193	7,393

Investing activities	(13,571)	(36,040)	(12,362)	(47,352)

Financing activities	$2,809	$40,836	$42,361	$36,116

			Seven Months
	Year Ended May 31,		Ended December 31,

	1997	1998	1997	1998

Club and Membership Data:

New clubs opened(5)	3	1	—	4

Clubs acquired(5)	5	13	5	16

Wholly owned clubs operated at end of period(5)	28	45	35	65

Total clubs operated at end of period(6)	35	49	40	69

Members at end of period(7)	78,600	125,100	99,900	178,700

Mature club revenue increase(8)	9.9%	12.6%	12.6%	16.8%

Revenue per weighted average club (in thousands)(9)	$2,267	$2,287	$1,289	$1,184

	Year Ended
	December 31,

	1998	1999	2000	2001

Statement of Operations Data:

Revenues	$111,022	$159,779	$225,049	$283,292

Operating expenses:

Payroll and related	43,689	62,412	89,677	112,586

Club operating	36,861	52,619	69,390	89,842

General and administrative	8,911	10,908	14,754	18,986

Depreciation and amortization	12,610	20,935	26,642	32,667

Compensation expense incurred in connection with stock options(1)	1,479	2,042	1,836	1,149

Operating income	7,472	10,863	22,750	28,062

Interest expense, net of interest income	7,911	10,243	13,120	14,527

Income (loss) before provision (benefit) for income tax	(439)	620	9,630	13,535

Provision (benefit) for income tax	(156)	571	4,799	6,489

Net income (loss)	(283)	49	4,831	7,046

Accreted dividends on preferred stock	(3,048)	(7,880)	(9,016)	(10,201)

Net loss attributable to common stockholders	$(3,331)	$(7,831)	$(4,185)	$(3,155)

Other Data:

EBITDA(4)	$20,082	$31,798	$49,392	$60,729

EBITDA margin(4)	18.1%	19.9%	21.9%	21.4%

Non-cash rental lease expense, net of non-cash income	$2,809	$3,061	$2,976	$4,224

Cash provided by (used in):

Operating activities	15,933	29,496	40,573	44,348

Investing activities	(71,030)	(55,078)	(70,048)	(58,358)

Financing activities	$34,591	$33,553	$5,715	$16,103

Club and Membership Data:

New clubs opened(5)	5	14	9	12

Clubs acquired(5)	25	4	11	2

Wholly owned clubs operated at end of period(5)	65	82	103	117

Total clubs operated at end of period(6)	69	86	105	119

Members at end of period(7)	178,700	203,100	278,000	317,000

Mature club revenue increase(8)	14.2%	16.0%	18.6%	12.3%

Revenue per weighted average club (in thousands)(9)	$2,156	$2,130	$2,428	$2,619

	As of May 31,		As of December 31,

	1997	1998	1997	1998	1999	2000	2001

Balance Sheet Data:

Working capital (deficit)(10)	$(8,436)	$5,898	$26,772	$478	$(1,015)	$(38,414)	$(42,565)

Total assets	52,923	111,977	104,948	157,416	215,678	256,085	296,005

Long-term debt, including current installments	41,071	88,289	89,368	89,524	132,202	144,498	163,979

Redeemable senior preferred stock	—	—	—	36,735	42,066	48,029	54,687

Accumulated deficit	$(6,951)	$(5,107)	$(6,342)	$(2,333)	$(5,597)	$(3,911)	(2,365)

(1)	Represents non-cash charges related to the vesting of certain stock options issued to management and the accretion of preferred dividends related to preferred stock underlying certain of such options.

(2)	Reflects the write-off of previously capitalized fees and expenses, net of taxes, of $782,000, related to the repayment of certain indebtedness.

(3)	Prior to fiscal 1998, the Company capitalized direct costs incurred to obtain leases for new clubs to be constructed by the Company. During the quarter ended May 31, 1998, the Company adopted the provisions of Statement of Position 98-5 Reporting on the Costs of Start-up Activities (“SOP 98-5”) which requires that these costs be expensed as incurred. In connection with the adoption of SOP 98-5 the Company, effective June 1, 1997, recorded a pre-tax charge of $88,000 net of $70,000 in taxes, as the cumulative effect of this accounting change.

(4)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, extraordinary charges and cumulative effect of changes in accounting policy. EBITDA is presented because management believes it provides useful information regarding the operating performance and financial condition of the Company. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income (loss) or cash flow data prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) or as a measure of the Company’s profitability or liquidity. EBITDA Margin is defined as EBITDA as a percentage of revenues. Additionally, investors should be aware that EBITDA may not be comparable to similarly titled measures presented by other companies.

(5)	During fiscal 1997, the Company opened or acquired six clubs and relocated one club upon the expiration of its lease. During fiscal 1998, the Company opened or acquired 14 clubs and acquired three formerly partly owned clubs. During calendar 1998, the Company acquired one formerly partly owned club. During 1999 the company relocated one club. During 2000, the Company acquired two formerly partly owned clubs and relocated one club upon the expiration of its lease.

(6)	Includes wholly-owned or partly owned and managed clubs.

(7)	Represents members at wholly-owned or partly owned clubs.

(8)	The Company defines mature clubs as those clubs operated by the Company for more than 24 months.

(9)	Revenue per weighted average club is calculated as club revenue divided by the product of the total numbers of clubs and their weighted average months in operation as a percentage of the total year or the seven months ended, as applicable.

(10)	Working capital (deficit) is calculated as current assets less current liabilities. The Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full in advance. As a result, the Company has no material accounts receivable, and records a deferred revenue liability for services billed in advance. The Company also records a deferred revenue liability, because initiation fees are received at enrollment and are deferred and recognized over the estimated average term of membership.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      Certain statements in this Annual Report on Form 10-K of the Company for the year ended December 31, 2001 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this except as required by law, information to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Change of Financial Reporting Period

      In 1998, the Company changed its fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications.

Historical Club Growth

			Seven
	Year Ended		Months	Year Ended
	May 31,		Ended	December 31,
			December 31,
	1997	1998	1998	1999	2000	2001

Clubs at beginning of period	28	35	49	69	86	105

Greenfield clubs(a)	3	1	4	14	9	12
Acquired clubs	5	13	16	4	11	2

Sold or relocated clubs	(1)	—	—	(1)	(1)	—

Clubs at end of period	35	49	69	86	105	119

Number of partly owned clubs included at the end of period(b)	7	4	4	4	2	2

(a)	A “Greenfield club” is a new location constructed by the Company.

(b)	In March 2000, two clubs previously managed by the Company were purchased. Including these two clubs, the total number of clubs opened or acquired in 2000 totals 22.

Note:	The Company includes in the club count wholly owned and partly owned clubs. In addition, as of December 31, 2001 the Company managed three additional clubs in which it did not have an equity stake.

Introduction

      The Company is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2001, the Company operated 119 clubs that collectively served approximately 317,000 members. The Company develops clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. The Company services such populations by clustering clubs near the highest concentrations of its target members’ areas of both employment and residence. The Company’s target member is college-educated, typically between the ages of 18 and 54 and earns an annual income in excess of $50,000.

      The Company’s goal is to develop the premier health club network in each of the major metropolitan regions it enters. Management believes that clustering clubs allows the Company to achieve strategic operating advantages that enhance its ability to achieve this goal. In entering new regions, the Company develops these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 2001, approximately 47% of the Company’s members participated in a membership plan that allows unlimited access to all of the Company’s clubs for a higher membership fee.

      The Company has executed this strategy successfully in the New York region through the network of clubs it operates under its NYSC brand name. The Company is the largest fitness club operator in Manhattan with 35 locations and operates a total of 78 clubs under the NYSC name within a defined radius of New York City. The Company operates 19 clubs in the Boston region, 14 clubs in the Washington D.C. region under its BSC and WSC brand names respectively and has begun establishing a similar cluster in the Philadelphia region with five clubs under is PSC brand name. In addition the Company operates three clubs in Switzerland. The Company employs localized brand names for its clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

      The Company’s operating and selling expenses are comprised of both fixed and variable costs. The fixed costs include salary expense, rent, utilities, janitorial expenses and depreciation. Variable costs are primarily related to sales commissions, advertising and supplies. As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve.

      During the last several years, the Company has increased revenues operating income, net income, and EBITDA by expanding its club base in New York, Boston, Washington, DC, and Philadelphia. As a result of the Company’s expanding club base and relatively fixed nature of the Company’s operating costs, the Company’s operating income has increased from $1.3 million in fiscal 1997 to $28.1 million for the year ended December 31, 2001. Net income (loss) improved from a loss of $936,000 in fiscal 1997 to net income of $7.0 million for the year ended December 31, 2001. Similarly, EBITDA has increased from $5.5 million in fiscal 1997 to $60.7 million for the year ended December 31, 2001, and EBITDA as a percentage of revenues has increased from 9.7% to 21.4% over the same period. Management expects growth in revenues, and EBITDA to continue as the 52 clubs opened or acquired since the beginning of 1999 continue to mature. Based on the Company’s historical experience, a new club tends to experience significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. The Company believes that the revenues, EBITDA (before corporate overhead) and operating income (before corporate overhead) of these 52 clubs will increase as they mature. As a result of the Company’s expansion, however, EBITDA and operating income margins may be negatively impacted in the near term, as further new clubs are added.

Mature Club Revenue

      The Company defines mature clubs as those clubs that were operated by the Company for the entire period of the period presented and that same entire period of the preceeding year. Under this definition, mature clubs for periods shown are those clubs that were operated by the Company for more than 24 months. The Company’s mature club revenue increased 12.3%, 18.6%, 16.0%, and 14.2%, for years ended December 31, 2001, 2000, 1999 and 1998, respectively.

Results of Operations

      The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended
	December 31,

	1999	2000	2001

Revenue	100.0%	100.0%	100.0%

Operating Expenses:

Payroll and related	39.1	39.8	39.7

Club operating	32.9	30.8	31.7

General and administrative	6.8	6.6	6.7

Depreciation and amortization	13.1	11.8	11.5

Compensation expense incurred in connection with stock options	1.3	0.8	0.4

Operating income	6.8	10.2	10.0

Interest expense	7.2	6.4	5.3

Interest income	(0.8)	(0.6)	(0.1)

Income before provision for income tax	0.4	4.4	4.8

Provision for income tax	0.4	2.1	2.3

Net income	—	2.3	2.5

Accreted dividends on preferred stock	4.9	4.0	3.6

Net attributable to common stockholders	(4.9)%	(1.7)%	(1.1)%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO

THE YEAR ENDED DECEMBER 31, 2000

      REVENUES. Revenues increased $58.3 million or 25.9%, to $283.3 million during 2001 from $225.0 million in 2000. This increase resulted from the 20 clubs opened or acquired in 2000 (approximately $27.4 million), and the 14 clubs opened or acquired in 2001 (approximately $6.0 million). In addition, revenues increased during 2001 by approximately $24.9 million or 12.3% at the Company’s mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is attributable to an 8.3% increase in membership, a 2.1% increase in dues, and a 1.9% increase in ancillary revenues.

      OPERATING EXPENSES. Operating expenses increased $52.9 million, or 26.2% to $255.2 million in 2001, from $202.3 million in 2000. This increase was due to a 16.6% increase in total months of club operations to 1,298 in 2001 from 1,113 in 2000. The increase is also attributable to the larger, multi purpose clubs opened or acquired in 2000.

Payroll and related increased by $22.9 million, or 25.6% to $112.6 million in 2001, from $89.7 million in 2000. This increase was primarily attributable to the acquisition or opening of 14 clubs in 2001 and a full year of operating the 20 clubs opened or acquired in 2000. This increase was also attributable to an increase in personal training payroll and increases in management information systems personnel.

Club operating increased by $20.4 million, or 29.5% to $89.8 million in 2001, from $69.4 million in 2000. This increase is primarily attributable to the acquisition or opening of 14 clubs in 2001 and the additional expenses attributable to operating the 20 clubs opened or acquired in 2000.

General and administrative increased by $4.2 million, or 28.7% to $19.0 million in 2001, from $14.8 million in 2000. This increase is principally attributable to a $1.4 million increase in liability and property insurance, increases attributable to expenses associated with the Company’s expansion, including the enhancement of the Company’s management communication and information systems, and a $300,000 increase in donations related to the September 11 events.

Depreciation and amortization increased by $6.1 million, or 22.3% to $32.7 million in 2001, from $26.6 million in 2000. This increase is attributable to the increased fixed assets placed in service and intangible assets and goodwill acquired arising out of acquisition or opening of new clubs.

Compensation expense incurred in connection with stock options decreased by $687,000, or 37.4% to $1.1 million in 2001, from $1.8 million in 2000. The decrease in compensation expense is principally due to less compensatory stock options vesting in the year ended 2001 when compared to 2000.

      INTEREST EXPENSE. Interest expense increased $618,000 to $14.9 million in 2001 from $14.3 million in 2000, primarily as a result of increased indebtedness under its line of credit. The increase in line of credit borrowings is principally due to capital expenditure associated with the expansion of the Company’s club base.

      INTEREST INCOME. Interest income decreased $789,000 from $1.2 million in 2000 to $391,000 in 2001. This decrease is due to lower levels of cash on hand and lower interest rates earned in 2001 when compared to 2000.

      PROVISION FOR INCOME TAX. The provision for income taxes increased $1.7 million from $4.8 million in 2000 to $6.5 million in 2001. The Company’s effective tax rate decreased to 47.9% in 2001 from 50% in 2000. This decrease is principally due to decreases in the effective New York State and City rates. With the exception of deferred tax assets of $284,000 related to certain state net operating loss carry-forwards which have been reserved for, the Company expects future taxable income to be sufficient to realize the $19.1 million of net deferred tax assets.

      ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the Preferred Stock increased $1.2 million to $10.2 million in 2001, from $9.0 million in 2000. This increase is due to the compounding of accreted dividends.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO

THE YEAR ENDED DECEMBER 31, 1999

      REVENUES. Revenues increased $65.3 million or 40.9%, to $225.0 million during 2000 from $159.8 million in 1999. This increase resulted from the 18 clubs opened or acquired in 1999 (approximately $18.1 million), and the 20 clubs opened or acquired in 2000 (approximately $21.4 million). In addition, revenues increased during 2000 by approximately $27.2 million or 18.6% at the Company’s mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is attributable to an 8.8% increase in membership, a 6.5% increase in dues, and a 3.3% increase in ancillary revenues. These increases were offset by a $1.5 million decrease in revenue associated with a club relocated in the first quarter of 2000.

      OPERATING EXPENSES. Operating expenses increased $53.4 million, or 35.8% to $202.3 million in 2000, from $148.9 million in 1999. This increase was due to a 23.5% increase in total months of club operations to 1,113 in 2000 from 902 in 1999. The increase is also attributable to the clubs opened or acquired in 2000 including larger, multi-purpose clubs than that of the prior year’s club base.

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

General and administrative increased by $3.8 million, or 35.3% to $14.8 million in 2000, from $10.9 million in 1999. This increase is attributable to expenses associated with our expansion, including the expansion of our corporate offices and staff and the enhancement of the Company’s management information systems.

Depreciation and amortization increased by $5.7 million, or 27.3% to $26.6 million in 2000, from $20.9 million in 1999. This increase is attributable to the increased fixed assets placed in service and intangible assets and goodwill acquired arising out of acquisition or opening of new clubs.

Compensation expense incurred in connection with stock options decreased by $206,000, or 10.1% to $1.8 million in 2000, from $2.0 million in 1999. The decrease in compensation expense is principally due to less compensatory stock options vesting in the year ended 2000 when compared to 1999.

      INTEREST EXPENSE. Interest expense increased $2.8 million to $14.3 million in 2000 from $11.5 million in 1999, primarily as a result of increased indebtedness due to the $40.0 million of Senior Notes issued in June, 1999. The increase is also attributable to the fact the Company began borrowing from its line of credit in July of 2000 in order to consummate the purchase of the Boston chain, Health Development Corporation (“HDC”).

      INTEREST INCOME. Interest income decreased $104,000 to $1.2 million in 2000 from $1.3 million in 1999. This decrease was principally due to lower levels of cash on hand during 2000 when compared to 1999.

      PROVISION FOR INCOME TAX. The provision for income taxes increased $4.2 million from $571,000 in 1999 to $4.8 million in 2000. The Company’s effective tax rate decreased to 50% in 2000 from 92% in 1999. This decrease is principally due to the change in the effective state rate which was a greater percentage of pretax income in 1999 than in 2000. With the exception of deferred tax assets of $284,000 related to certain state net operating loss carry-forwards which have been reserved for, the Company expects future taxable income to be sufficient to realize the $14.6 million of net deferred tax assets.

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

      Operating Activities. Net cash provided by operating activities for the year ended December 31, 2001 was $44.3 million compared to $40.6 million during the year ended December 31, 2000. The increase in cash provided by operating activities was primarily due to an increase in the number of mature clubs and to improved performance by most of these mature clubs, offset by recently opened or acquired clubs which may be immature and not yet operating at normal operating margins. The HDC clubs acquired in July 2000 have also contributed to the increase in cash flows provided by operations. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, the Company has no material accounts receivable. The Company also records a deferred revenue liability, because initiation fees are received at enrollment and are recognized over the estimated average term of membership. Management believes that the Company’s working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company’s membership revenues increase.

      Investing Activities. The Company invested $59.1 million and $71.5 million in capital expenditures and asset acquisitions during the years ended December 31, 2001 and 2000, respectively, primarily as a result of the Company’s expansion efforts. The Company estimates that for the year ended December 31, 2002, it will invest an additional $44.6 million in capital expenditures and asset acquisitions, which includes $13.5 million that management intends to invest to expand and renovate certain existing clubs, $12.6 million to maintain existing clubs and $2.7 million to further upgrade its management information system. These expenditures will be funded by cash flow generated from operations, available cash and credit facilities.

      Financing Activities. As of December 31, 2001, the Company has approximately $446,000 million available under the current line of credit and $14.0 million under the Subordinated Credit Facility, which mature in July 2004 and December 2004 respectively, and have no scheduled amortization requirements.

      The line of credit allows for maximum borrowings of $25.0 million. The line of credit carries interest at the Company’s option based upon the Eurodollar borrowing rate plus 2.50% or the bank’s prime rate plus 1.50%, as defined and the Company is required to pay a commitment commission of 0.375% per annum based upon the daily unutilized amount. There were $22.7 million of Eurodollar borrowings outstanding as of December 31, 2001. The amount available for line of credit borrowings has been further reduced by outstanding letters of credit totaling $1.8 million. The interest rate charged on the Eurodollar borrowings outstanding at December 31, was 4.5%. The line, as amended, contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends.

      In November 2000 the Company entered into a Subordinated Credit Agreement (the “Subordinated Agreement”) with an affiliate of a director and stockholder of the Company. This Subordinated Agreement provides for up to $20.0 million of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 13% per annum; 10% of which is payable on a monthly basis and the remaining 3% is accruable, at the option of the Company, through maturity. The total amount of accrued and unpaid interest may not exceed $2.5 million. The Company is charged a fee of .083% per month based on the portion of the facility not utilized. As of December 31, 2001 the Company has $6.0 million of outstanding borrowing against the facility. In connection with this agreement the Company paid a commitment fee of $225,000 to the lender, approximately $73,000 of legal fees, and committed to issue 16,000 shares of common stock to the lender. In December 2001 the Company issued an additional 7,000 shares of restricted common stock to the lender. These restricted shares will be forfeited by the lender in the event that the agreement is terminated prior to November 30, 2002. The Agreement contains similar, but less restrictive covenants than those with the line of credit, as amended.

      Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company’s current operating and growth plans through the end of 2002, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2002. There can be no assurance that such financing will be available or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company’s competitive position and materially adversely affect the Company’s business, results of operations or financial condition. The Line of Credit Facility accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income.

      Notes payable were incurred upon the acquisition of various clubs and are subject to the Company’s right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at a discount from face value at rates of between 5% and 9%, and are non-collateralized.

      In June 1999, the Company issued $40.0 million Senior Notes thereby increasing the total Senior Notes outstanding to $125.0 million. These notes were issued at a price of 98.75%, providing the Company with $39.5 million of proceeds before expenses related to the issuance. After payment of fees and expenses of $3.9 million, the Company received net proceeds of $35.6 million. Other cash flow financing activities during 1998 and 1999 include borrowings under the Line of Credit Facility, the repayment of long-term debt, and the issuance of redeemable senior preferred stock, “Senior Stock”.

      In November 1998, the Company sold $40.0 million of Senior stock. After payment of fees and expenses of approximately $400,000 the Company received net proceeds of $39.6 million. The Senior stock is redeemable in November 2008, and carries a cumulative 12.0% annual dividend which is added to the liquidation value of such preferred shares, if not paid in cash, at the option of the Company.

      In October 1997, the Company issued $85.0 million Senior Notes and entered into the Line of Credit Facility. After payment of fees and expenses of $3.3 million, the Company received net proceeds of $81.7 million, of which $41.5 million was used for the repayment of certain indebtedness. The Senior Notes contain restrictive covenants and restrict the payment of dividends. The Line of Credit Facility notes contain restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collaterlized by all the assets of the Company.

      The aggregate long-term debt, capital lease, operating lease, and Redeemable Preferred Stock Obligations as of December 31, 2001 are as follows:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt(1)	$156,676	$1,121	$155,229	$181	$145

Capital Lease Obligations(2)	$7,303	$2,894	$4,293	$116	—

Operating Lease Obligations(3)	$550,338	$42,049	$84,753	$84,452	$339,084

Redeemable Senior Preferred Stock(4)	$128,525	—	—	—	$128,525

Total Contractual Cash Obligations	$842,842	$46,064	$244,275	$84,749	$467,754

Notes:

(1)	The Long-term debt contractual cash obligations include principal payment requirements only. Interest on long-term debt with fixed rates amounts to $13.0 million annually. This represents a 9.75% interest rate charge on the $125.0 million of bonds outstanding as of December 31, 2001, and a 13.00% interest rate charge on the $6.0 million of Subordinated Debt. Line of credit borrowings are not at fixed rates of interest. Line of credit borrowings are currently at 4.5% or approximately $1.0 million per annum, but such rates may change widely with changes in market conditions.

(2)	Capital lease obligations represent principal payments only and exclude a total of $1.5 million of interest expense over the entire term of such obligations.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on increases in real estate tax indexation, utilities, and defined amounts based on the operating results of the lessee.

(4)	The Redeemable Senior Preferred Stock is redeemable in November 2008. The Cash obligation above includes future accrual of dividends totalling $71.1 million.

     Effect of Recent Changes in Accounting Standards

      Effective January 1, 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements, and such adoption did not have a material effect on the Company’s financial statements.

      Effective January 1, 2000, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, and such adoption did not have a material effect on the Company’s financial statements.

      In June 2001, the FASB issued Statements No. 141 Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), collectively referred to as the “Standards”. SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), and require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

      The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company does not expect to reclassify any of its goodwill balances to intangible assets nor any of its intangibles assets to goodwill. As a result of adoption, a substantial amount of its intangible assets will no longer be amortized and, accordingly, the Company’s effective tax rate is expected to decrease in 2002. The goodwill amortization that would not have been amortized pursuant to SFAS 142 during 2001 amounts to $4.4 million. The Company will also evaluate the useful lives assigned to its intangible assets, but does not anticipate any changes to the useful lives.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company’s earnings and financial position.

      In August 2001, the FASB issued Statement No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”). This statement addresses the diversity in practice for recognizing asset retirement obligations, SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002 (early application is encouraged). The Company expects the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its financial position and results of operations.

     September 11 Events

      The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four of our clubs located in downtown Manhattan. Three of the effected four clubs were reopened and back in operation by October 2001. Because of its close proximity to the World Trade Center the fourth club, although not structurally damaged, is still closed. The Company expects this club will be reopen for business in the first half of 2002. Membership dues credits in the amount of $314,000 have been recorded in the quarter ended September 30, 2001 due to the September 11 events. These credits represent a pro rata share of the September membership dues previously collected for which members were not able to utilize club services.

      The Company carries business interruption insurance to mitigate certain lost revenue, profits and costs (“Costs”) experienced with the September 11 events. Although the Company has business interruption insurance to cover lost revenues and profits at this location, we cannot predict with any degree of certainty what future amounts will actually be received and accordingly any future recoveries of lost revenue and profits will be recorded when payment is received.

     Use of Estimates and Critical Accounting Policies

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

      The most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options and warrants, legal contingencies and the estimated membership life.

      The Company’s one-time member initiation fees and related direct expenses are deferred, and recognized, on a straight-line basis, in operations over an estimated membership life of 24 months. This estimated membership life has been derived from actual membership retention experienced by the Company. Although the average membership life approximated 24 months over each of the past several years; this estimated life could increase or decrease in future periods. Consequently the amount of initiation fees and direct expenses deferred by the Company would increase or decrease in similar proportion.

      Long-lived assets, such as fixed assets, goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired, in which case the asset’s carrying value would be reduced to fair value. Actual cash flows realized could differ from those estimated and could result in asset impairments in the future.

      As of December 31, 2001 the Company’s net deferred tax assets totaled $19.1 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. The realizability of these assets greatly depends on the Company’s ability to generate sufficient future taxable income. The Company’s pre tax profit was $620,000, $9.6 million and $13.5 million, and current tax liabilities were $3.8, $8.1 million and $11.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. Because there is currently no evidence the Company will not continue to be profitable, the weight of available evidence indicates the Company will be able to realize these net deferred tax assets. If at some time in the future the weight of available evidence does not support the realizability of a portion of, or the entire, net deferred tax assets, the write down of the asset could have a significant impact on the Company’s financial statements.

Inflation

      The Company believes that inflation has not had a material impact on its results of operations for the three year period ended December 31, 2001.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

      Not applicable

Item 8.  Financial Statements and Supplementary Data

      The Registrant’s financial statements and supplementary data are listed in the index appearing under item 14(a)(1) and 14(a)(2) .

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The following table sets forth the names, ages and a brief account of the business experience of each person who is currently a director or executive officer of the Company.

Name	Age	Position

Mark Smith	42	Chairman and Director

Robert Giardina	44	Chief Executive Officer, Office of the President

Alexander Alimanestianu	42	Chief Development Officer, Office of the President

Richard Pyle	43	Chief Financial Officer, Office of the President

Deborah Smith	42	Senior Vice President, Operations

Keith E. Alessi	47	Director

Paul Arnold	55	Director

Bruce Bruckmann	48	Director

Stephen Edwards	38	Director

Jason Fish	44	Director

      Mark Smith joined the Company in 1985 and has served as Chief Executive Officer in from 1995 to 2001 and became Chairman in January 2002. Prior to this appointment, he held the position of Executive Vice President of Development and International Operations. Mr. Smith has also served as a director of the Company since September 1995. He became Chairman in January 2002. He was appointed to the Board of the International Health, Racquet and Sportsclub Association (the club industry trade association) in 2001. Before joining the Company, Mr. Smith was a chartered accountant with Coopers & Lybrand in New York City, London and New Zealand, and a professional squash player.

      Robert Giardina has served as President and Chief Operating Officer of the Company from 1992 to 2001, and became Chief Executive Officer in January 2002. Mr. Giardina joined the Company in 1981 (when the Company had four clubs) after six years of employment with other fitness club companies. With over 20 years of experience in the club industry, Mr. Giardina has expertise in virtually every aspect of facility management and club operations. In addition to operations, Mr. Giardina has primary responsibility for sales and marketing.

      Alexander Alimanestianu joined the Company in 1990. He became Executive Vice President, Development in 1995 and Chief Development Officer in January 2002. From 1990 to 1995, Mr. Alimanestianu served as Vice President and Senior Vice President. Before joining the Company, he worked as a corporate attorney for six years with one of the Company’s outside law firms. Mr. Alimanestianu has been involved in the development or acquisition of over 100 of the Company’s clubs.

      Richard Pyle, a British chartered accountant, joined the Company in 1987 and has been chiefly responsible for the Company’s financial matters since that time, as a Vice President in 1988, Senior Vice President and Chief Financial Officer in 1992 and Executive Vice President in 1995, successively. Before joining the Company, Mr. Pyle worked in public accounting (in the United States, Bermuda, Spain and in England) specializing in the hospitality industry, and as the corporate controller for a British public company in the leisure industry.

      Deborah Smith joined the Company in 1985, and served as Vice President before her appointment as a Senior Vice President of Operations in 1995. Ms. Smith has been responsible for the startup and operation of Company clubs in New York, Switzerland, Maryland and Washington, DC. She oversees club operations in all U.S. geographic areas.

      Keith E. Alessi has served as a director of the Company since April, 1997. Mr. Alessi is an adjunct professor of Law at Washington and Lee University School of Law. Mr. Alessi served as President, Chief Executive Officer and a director of Telespectrum Worldwide, Inc. from March 1998 to April 2000. From May 1996 to March 1998, Mr. Alessi served as Chairman, President and Chief Executive Officer of Jackson Hewitt, Inc.

      Paul Arnold has served as a director of the Company since April 1997. Mr. Arnold has served as Chairman and Chief Executive Officer of CORT Business Services, Inc., a Berkshire Hathaway Company, since 2000. From 1992 to 2000, Mr. Arnold served as President, Chief Executive Officer and Director of CORT Business Services. Prior to 1992, Mr. Arnold held various positions over a 24 year period within CORT Furniture Rental, a division of Mohasco Industries. Mr. Arnold is currently a Director of Relocation Central Corp. and Penhall International, Inc.

      Bruce Bruckmann has served as a director of the Company since December, 1996. Since 1994, Mr. Bruckmann has served as Managing Director of BRS. From 1983 until 1994, Mr. Bruckmann served as an officer and subsequently a Managing Director of Citicorp Venture Capital, Ltd. (“CVC”). Mr. Bruckmann is currently a director of Penhall International, Inc., Mohawk Industries, Inc., California Pizza Kitchen, Inc. and Anvil Knitwear, Inc. and a director of several private companies.

      Stephen Edwards has served as a director of the Company since December, 1996. Since 1994, Mr. Edwards has served as Managing Director of BRS. From 1993 until 1994, Mr. Edwards served as an officer of CVC. From 1988 through 1991, he was an associate of CVC. Prior to joining CVC, Mr. Edwards worked with Citicorp/ Citibank in various corporate finance positions. Mr. Edwards is currently a director of Anvil Knitwear, Inc. and O’Sullivan Industries and a director of several private companies.

      Jason Fish has been a director of the Company since December, 1996. Mr. Fish is the co-founder and President of CapitalSource Holdings, L.L.C., a position he has held since June, 2000. Prior to founding CapitalSource, Mr. Fish had been a Managing Member of Farallon Capital Management, L.L.C. (“FCM”) and Farallon Partners, L.L.C., the Farallon’s two management entities, since April 1996. Mr. Fish was a General Partner of the Farallon investment partnerships and a Managing Director of FCM’s predecessor, Farallon Capital Management, Inc., from 1991 to 1996.

Item 11.  Executive Compensation

      The following summarizes, for the year indicated, the principal components of compensation for the Company’s Chief Executive Officer and the four highest compensated executive officers (collectively, the “named executive officers”). The compensation set forth below fully reflects compensation for work performed on behalf of the Company.

				Other Annual	Long-Term Compensation
Name and		Salary	Bonus(1)	Compensation	Awards Common Stock
Principal Position	Period	($)	($)	($)	Underlying Options/SARs(#)

		Annual Compensation

Mark Smith	2001	413,662	364,597	—	—
Chairman	2000	397,752	540,000	—	—
	1999	379,979	338,000	—	—

Robert Giardina	2001	392,327	276,678	—	—
Chief Executive Officer	2000	377,237	413,000	—	—
Office of the President	1999	360,381	257,260	—	—

Richard Pyle	2001	215,035	216,258	—	—
Chief Financial Officer,	2000	206,764	317,000	—	—
Office of the President	1999	197,525	196,855	—	—

Alexander Alimanestianu	2001	215,035	216,258	—	—
Chief Development	2000	206,764	317,000	—	—
Officer, Office of the	1999	197,525	196,855	—	—
President

				Other Annual	Long-Term Compensation
Name and		Salary	Bonus(1)	Compensation	Awards Common Stock
Principal Position	Period	($)	($)	($)	Underlying Options/SARs(#)

		Annual Compensation

Deborah Smith	2001	172,911	145,839	—	—
Senior Vice President,	2000	166,261	216,000	—	—
Operations	1999	158,832	130,511	—	—

(1)	Includes annual bonus payments under the Company’s Annual Bonus Plan.

Option/ SAR Grants During the Year Ended December 31, 2001

      There were no options granted to named executive officers by the Company during the year ended December 31, 2001.

Aggregated Option/ SAR Exercises During the Years Ended December 31, 2001 and 2001 Year-End Option/ SAR Values

      The following summarizes exercises of stock options (granted in prior years) by the named executive officers during the year ended December 31, 2001 as well as the number and value of all unexercised options held by the named executive officers as of December 31, 2001.

Value of Unexercised
			Number of Securities		In-the-Money
			Options/SARs		Options/SARs
	Shares		at FY-End(#)		at FY-End($)(1)
	Acquired on	Value	Exercisable/Unexercisable		Exercisable/Unexercisable
	Exercise(#)	Realized($)
Name	Common	Common	Common	Preferred	Common	Preferred

Mark Smith	—	—	8,830/0	42,812/0	1,377,480/0	2,121,313/0

Robert Giardina	—	—	8,829/0	32,793/0	1,377,324/0	1,624,901/0

Richard Pyle	—	—	8,828/0	27,569/0	1,377,168/0	1,366,044/0

Alexander Alimanestianu	—	—	8,828/0	27,199/0	1,377,168/0	1,347,726/0

Deborah Smith	—	—	5,750/0	9,530/0	890,400/0	472,225/0

(1)	Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price. Fair market value was determined in good faith by the Board of Directors and was based upon the historical and projected financial performance of the Company.

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

Company Benefit Plans

      The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions; however, the Company elected not to make contributions for the years ended December 31, 1999 and 2000. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per annum. In February 2002, employer matching contributions totaling $200,000 were made for the Plan year ended December 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (as of December 31, 2001) certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock by: (i) each person or entity who owns of record or beneficially more than 5% or more of any class of the Company’s voting securities; (ii) each named executive officer and director of the Company; and (iii) all directors and named executive officers of the Company as a group.

	Common	Percentage of
	Stock	Common	Redeemable
	Beneficially	Stock	Senior	Series A	Series B
Name	Owned(1)	Outstanding(1)	Preferred Stock	Preferred Stock	Preferred Stock

BRS(2) 126 East 56th Street, 29th Floor New York, New York 10022	504,456	37.5%	—	104,330	—

The Farallon Entities(3) One Maritime Plaza, Suite 1325 San Francisco, California 94111	270,091	20.1%	20,000	41,045	—

The Canterbury Entities(4) 600 Fifth Avenue, 23rd Floor New York, New York 10020	139,437	10.4%	15,000	—	—

CapitalSource Holdings L.L.C. 4445 Willard Avenue Chevy Chase, MD 20815	23,000	1.7%	—	—	—

Rosewood Capital L.P.(5) One Maritime Plaza, Suite 1330 San Francisco, California 94111	17,908	1.7%	5,000	—	—

Executive Officers and Directors:

Mark Smith(6)	74,955	5.6%	—	—	42,812

Robert Giardina(6)	59,480	4.4%	—	—	32,793

Richard Pyle(6)	51,410	3.8%	—	—	27,569

Alexander Alimanestianu(6)	50,839	3.8%	—	—	27,199

Deborah Smith(6)	21,658	1.6%	—	—	10,080

Bruce C. Bruckmann(7)	517,642	38.4%	—	107,057	—

Stehpen Edwards(8)	504,456	37.5%	—	104,330	—

Jason Fish(9)	293,091	21.8%	20,000	41,045	—

Paul Arnold	*	*	—	591	—

Keith Alessi	*	*	—	591	—

Executive Officers and Directors as a Group:

10 Persons(10)	1,074,789	79.8%	20,000	149,285	140,453

*	Represents less than 1%.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Excludes shares held individually by Mr. Bruckmann and other individuals (and affiliates and family members thereof), each of whom are employed by BRS.

(3)	Includes shares held by each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P. and R.R. Capital Partners, L.P. (the “Farallon Entities”). Farallon Partners, L.L.C. is the general partner of each of the Farallon Entities. Farallon Partners, L.L.C. disclaims beneficial ownership of such shares. Also includes warrants to purchase 71,630 shares of Common Stock with an exercise price of $.01 per share and an expiration date of November 30, 2008.

(4)	Includes a warrant to purchase 75,714 shares of Common Stock with an exercise price of $.01 per share and an expiration date of December 10, 2006 and warrants to purchase 53,723 shares of Common Stock with an exercise price of $.01 and an expiration date of November 15, 2008.

(5)	Includes warrants to purchase 17,908 shares of Common Stock with an exercise price of $.01 per share and an expiration date of November 30, 2008.

(6)	Includes options to acquire, exercisable within 60 days, Common Stock, and Series B Preferred Stock options, exercisable within 60 days, pursuant to the Old Option Plan and the Preferred Option Plan, respectively. Messrs. Smith, Giardina, Pyle, Alimanestianu and Ms. Smith each hold such options on 8,830, 8,829, 8,828, 8,828 and 5,750 shares of Common Stock, respectively. All shares of Series B Preferred Stock beneficially owned by such persons are in the form of Series B Options, except with respect to Ms. Smith only, 9,530 shares are in the form of Series B Options. The address for each of these named executive officers is the same as the address of the Company’s principal executive offices.

(7)	Includes 504,456 shares held by BRS, and approximately 2,276 shares held by certain other family members of Mr. Bruckmann. Mr. Bruckmann disclaims beneficial ownership of such shares held by BRS.

(8)	Includes shares held by BRS. Mr. Edwards disclaims beneficial ownership of such shares.

(9)	Includes shares held by each of the Farallon Entities and CapitalSource, L.L.C. Mr. Fish is the founder of CapitalSource L.L.C. an affiliate of the Farallon Entities. Mr. Fish disclaims beneficial ownership of such shares.

(10)	Includes (i) shares held by BRS, which may be deemed to be owned beneficially by Messrs. Bruckmann and Edwards, and (ii) shares held by the Farallon Entities, which may be deemed to be owned beneficially by Mr. Fish.

Excluding the shares beneficially owned by BRS and the Farallon Entities, the directors and named executive officers as a group beneficially own (i) 264,056 shares of Common Stock (which represents approximately 19.6% of the Common Stock on a fully diluted basis), (ii) no shares of Redeemable Senior Preferred Stock, (iii) 1,182 shares of Series A Preferred Stock, and (iv) 140,453 shares of Series B Preferred Stock.

Item 13.  Certain Relationships and Related Transactions

Redeemable Senior Preferred Stock

      In November 1998, the Company issued 40,000 shares of Redeemable Senior Preferred Stock (“Senior”). After the payment of fees and expenses of approximately $400,000 the Company received net proceeds of approximately $39.6 million. The Senior stock is redeemable in November 2008. The Senior stock may, at the option of the holder, be converted into Common stock upon the initial public offering of common stock of the Company.

Registration Rights Agreement

      In connection with the Recapitalization, the Company, BRS, the Farallon Entities, Canterbury Mezzanine Capital, L.P. (“CMC”), certain members of management and other shareholders of the Company entered into a Registration Rights Agreement, dated December 10, 1996 (as amended on November 13, 1998, in connection with the issuance of Senior Preferred Stock, the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, BRS, the Farallon Entities and CMC have the right to require the Company, at the expense of the Company and subject to certain limitations, to register under the Securities Act all or part of the shares of Common Stock (the “Registrable Securities”) held by them. BRS is entitled to demand up to three long-form registrations at any time and unlimited short-form registrations. Farallon is entitled to demand one long-form registration (but only one year after the Company has consummated an initial registered public offering of its Common Stock) and up to three short-form registrations. CMC is entitled to demand up to two short-form registrations.

      All holders of Registrable Securities are entitled to an unlimited number of “piggyback” registrations, with the Company paying all expenses of the Offering, whenever the Company proposes to register its Common Stock under the Securities Act. Each such holder is subject to certain pro rata limitations on its ability to participate in such a “piggyback” registration. In addition, pursuant to the Registration Rights Agreement, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including certain liabilities under the Securities Act.

Professional Services Agreement

      In connection with the Recapitalization, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS Co.”), an affiliate of BRS, and the Company entered into a Professional Services Agreement, whereby BRS Co. agreed to provide certain advisory and consulting services to the Company. In exchange for such services, BRS Co. receives an annual fee of $250,000 per calendar year while they own at least 20.0% of the outstanding Common Stock of the Company.

Subordinated Credit Agreement

      In November 2000 the Company entered into a Subordinated Credit Agreement (the “Subordinated Agreement”) with CapitalSource Holdings L.L.C., an affiliate of a director and stockholder of the Company. This Subordinated Agreement provides for up to $20.0 million of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 13% per annum; 10% of which is payable on a monthly basis and the remaining 3% is accruable, at the option of the Company, through maturity. The total amount of accrued and unpaid interest may not exceed $2.5 million. The Company is charged a fee of 0.083% per month based on the portion of the facility not utilized. In connection with this agreement the Company paid a commitment fee of $225,000 to the lender, approximately $73,000 of legal fees, and committed to issue 16,000 shares of common stock to the lender. Such shares were issued during December 2001 and had an estimated fair value of $1.4 million as of the date the lender committed to provide the financing. In December 2001 the Company issued an additional 7,000 shares of restricted common stock to the lender. These restricted shares will be forfeited by the lender in the event that the agreement is terminated prior to November 30, 2002.

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

      (b) Reports on Form 8-K

      July 28, 2000 Form 8-K filed in connection with the acquisition of Health Development Corporation.

      (c) Exhibits:

2.	1	Agreement and Plan of Merger dated as of November 8, 1996 by and among the Company, various Sellers and Option Holders and TSI Recapitalization Sub, Inc.†
2.	2	Amendment to Agreement and Plan of Merger dated as of December 10, 1996 among TSI Merger Sub, Inc., the Company and certain stockholders and option holders of the Company.†
3.	1	Amended and Restated Certificate of Incorporation of the Company.†
3.	2	By-Laws of the Company.†
3.	3	Certificate of Amendment of the Certificate of Incorporation of the Company, dated as of November 13, 1998.***
4.	1	Indenture dated as of October 16, 1997 between the Company and United States Trust Company of New York.†
4.	2	Purchase Agreement dated as of October 9, 1997 among the Company and BT Alex. Brown Incorporated.†
4.	3	Purchases Agreement dated as of June 10, 1999 between the Company and Deutsche Bank Securities, Inc.**
4.	4	Registration Rights Agreement dated as of October 16, 1997 among the Company, and BT Alex. Brown Incorporated.†
4.	5	Registration Rights Agreement dated as of December 10, 1996 by and among the Company, BRS and various investors, the Farallon Entities, CMC, and certain Town Sports stockholders.†
4.	6	Registration Rights Agreement dated as of June 21, 1999 between Town Sports International, Inc., and Deutsche Bank Securities, Inc.**
4.	7	First Amendment to Registration Rights Agreement by and among the Company, BRS, CMC, Canterbury Detroit Partners L.P. “CDP”, Rosewood Capital Partners L.P. “RC”, the Farallon Entities and certain other stockholders of the Company, dated as of November 13, 1998.***

4.	8	Second Amendment to Registration Rights Agreement by and among the Company, BRS, , CMC, CDP, RC, the Farallon Entities, CapitalSource Holdings LLC (“CapitalSource”) and certain other stockholders of the Company, dated November 6, 2000.*****
10.	1	Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent dated as of October 16, 1997.†
10.	2	First Amendment to the Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent dated as of August 6, 1998.*
10.	3	Second Amendment to the Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent dated as of January 28, 1999.****
10.	4	Third Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of June 9, 1999.****
10.	5	Fourth Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company as administrative Agent dated as of March 1, 2000.****
10.	6	Fifth Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of November 3, 2000.*****
10.	7	Sixth Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of May 15, 2001.
10.	8	Subordinated Credit Agreement among the Company and CapitalSource dated November 6, 2000
10.	9	Stock Purchase Agreement among the Company, CMC and CDP, dated as of November 13, 1998.***
10.	10	Stock Purchase Agreement among the Company, the Farallon Entities and RC, dated as of November 30, 1998.***
10.	11	Stock Purchase Agreement among the Company and CapitalSource dated as of November 6, 2000.
10.	12	Shareholders’ Agreement dated as of December 10, 1996 by and among the Company, BRS, the Farallon Entities, CMC and certain other stockholders of the Company.†
10.	13	Amended and Restated Shareholders’ Agreement among the Company, BRS, the Farallon Entities, RC, CMC, and CDP, dated as of November 13, 1998.***
21.	1	Subsidiaries of the Company.

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-40907.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-61439.

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-82607.

***	Incorporated by reference to the Registrant’s December 31, 1998 Form 10-K.

****	Incorporated by reference to the Registrant’s December 31, 1999 Form 10-K.

*****	Incorporated by reference to the Registrant’s December 31, 2000 Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Town Sports International, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES at December 31, 2000, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York

February 14, 2002

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

All figures $’000, except share data
December 31, 2000 and 2001

	December 31,

	2000	2001

Assets

Current assets:

Cash and cash equivalents	$3,365	$5,458

Accounts receivable	678	1,355

Inventory	893	1,326

Prepaid corporate income taxes	1,828	—

Prepaid expenses and other current assets	2,018	3,113

Total current assets	8,782	11,252

Fixed assets, net	161,510	200,120

Goodwill, net	45,265	42,145

Intangible assets, net	10,134	6,515

Deferred tax asset	14,566	19,092

Deferred membership costs	13,586	14,748

Other assets	2,242	2,133

Total assets	$256,085	$296,005

Liabilities, Redeemable Senior Preferred Stock and Stockholders’ Deficit

Current liabilities:

Current portion of long-term debt and capital lease obligations	$3,411	$4,015

Accounts payable	2,550	7,615

Accrued expenses	18,284	18,918

Deferred revenue	22,951	23,269

Total current liabilities	47,196	53,817

Long-term debt and capital lease obligations	141,087	159,964

Deferred lease liabilities	17,044	21,510

Deferred revenue	2,736	3,609

Other liabilities	3,904	4,783

Total liabilities	211,967	243,683

Commitments and contingencies

Redeemable senior preferred stock, $1.00 par value; liquidation value $51,100 and $57,416 at December 31, 2000 and 2001, respectively; authorized 100,000 shares; 40,000 shares issued and outstanding at December 31, 2000 and 2001, respectively	48,029	54,687

Stockholders’ deficit :

Series A preferred stock, at liquidation value	26,580	30,432

Series B preferred stock, at liquidation value	232	265

Class A voting common stock, $.001 par value; issued and outstanding 1,005,698 and 1,028,698 shares at December 31, 2000 and 2001, respectively	1	1

Paid-in capital	10,280	11,695

Unearned compensation	(156)	(422)

Foreign currency translation adjustment	12	21

Accumulated deficit	(40,860)	(44,357)

Total stockholders’ deficit	(3,911)	(2,365)

Total liabilities, redeemable senior preferred stock and stockholders’ deficit	$256,085	$296,005

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

All figures $’000
For the years ended December 31, 1999, 2000 and 2001

	Years Ended December 31,

	1999	2000	2001

Revenues:

Club operations	$157,440	$222,424	$279,855

Fees and other	2,339	2,625	3,437

	159,779	225,049	283,292

Operating expenses:

Payroll and related	62,412	89,677	112,586

Club operating	52,619	69,390	89,842

General and administrative	10,908	14,754	18,986

Depreciation and amortization	20,935	26,642	32,667

Compensation expense incurred in connection with stock options	2,042	1,836	1,149

	148,916	202,299	255,230

Operating income	10,863	22,750	28,062

Interest expense	11,527	14,300	14,918

Interest income	(1,284)	(1,180)	(391)

Income before provision for corporate income taxes	620	9,630	13,535

Provision for corporate income taxes	571	4,799	6,489

Net income	49	4,831	7,046

Accreted dividends on preferred stock	(7,880)	(9,016)	(10,201)

Net loss attributable to common stockholders	$(7,831)	$(4,185)	$(3,155)

See notes to consolidated financial statements.

Town Sports International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit
All figures $’000, except share data
For the years ended December 31, 1999, 2000 and 2001

	Preferred Stock				Common Stock

									Foreign
	Series A ($1.00 par)		Series B ($1.00 par)		Class A ($.001 par)				Currency
							Paid-in	Unearned	Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Adjustment

Balance at January 1, 1999	153,637	$20,351	3,857	$179	1,015,714	$1	$7,844	$(2,546)

Compensation expense incurred in connection with Series B Preferred stock options							784

Amortization of unearned compensation								1,258

Accretion of Series A and Series B preferred stock dividend ($18.64 and $6.48 per share, respectively)		2,865		25

Accretion of redeemable senior preferred stock dividend ($124.75 per share plus accretion to liquidation value)

Cancellation of unvested options							(48)	48

Repurchase of shares			(2)	—	(1,628)	—	(24)

Net income

Balance at December 31, 1999	153,637	23,216	3,855	204	1,014,086	1	8,556	(1,240)

Stock commitment in connection with subordinated credit facility							1,360

Compensation expense incurred in connection with Series B Preferred stock options							867

Amortization of unearned compensation								969

Accretion of Series A and Series B preferred stock dividend ($21.90 and $7.85 per share, respectively)		3,364		30

Accretion of redeemable senior preferred stock dividend ($140.55 per share plus accretion to liquidation value)

Cancellation of unvested options							(115)	115

Exercise of stock options			5,384		3,757		61

Repurchase of shares			(5,417)	(2)	(12,145)		(449)

Foreign currency translation adjustment									$12

Net income

Balance at December 31, 2000	153,637	26,580	3,822	232	1,005,698	1	10,280	(156)	12

Common stock issued in connection with subordinated credit facility					23,000

Compensation expense incurred in connection with Series B Preferred stock options							993

Amortization of unearned compensation								156

Accretion of Series A and Series B preferred stock dividend ($25.07 and $8.63 per share, respectively)		3,852		33

Accretion of redeemable senior preferred stock dividend ($157.90 per share plus accretion to liquidation value)				—

Deferred compensation recorded in connection with the issuance of stock options							422	(422)

Foreign currency translation adjustment									9

Net income

Balance at December 31, 2001	153,637	$30,432	3,822	$265	1,028,698	$1	$11,695	$(422)	$21

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
	Accumulated	Stockholders’
	Deficit	Deficit

Balance at January 1, 1999	$(28,162)	$(2,333)

Compensation expense incurred in connection with Series B Preferred stock options		784

Amortization of unearned compensation		1,258

Accretion of Series A and Series B preferred stock dividend ($18.64 and $6.48 per share, respectively)	(2,890)	—

Accretion of redeemable senior preferred stock dividend ($124.75 per share plus accretion to liquidation value)	(5,331)	(5,331)

Cancellation of unvested options

Repurchase of shares		(24)

Net income	49	49

Balance at December 31, 1999	(36,334)	(5,597)

Stock commitment in connection with subordinated credit facility		1,360

Compensation expense incurred in connection with Series B Preferred stock options		867

Amortization of unearned compensation		969

Accretion of Series A and Series B preferred stock dividend ($21.90 and $7.85 per share, respectively)	(3,394)	—

Accretion of redeemable senior preferred stock dividend ($140.55 per share plus accretion to liquidation value)	(5,963)	(5,963)

Cancellation of unvested options		—

Exercise of stock options		61

Repurchase of shares		(451)

Foreign currency translation adjustment	—	12

Net income	4,831	4,831

Balance at December 31, 2000	(40,860)	(3,911)

Common stock issued in connection with subordinated credit facility		—

Compensation expense incurred in connection with Series B Preferred stock options		993

Amortization of unearned compensation		156

Accretion of Series A and Series B preferred stock dividend ($25.07 and $8.63 per share, respectively)	(3,885)	—

Accretion of redeemable senior preferred stock dividend ($157.90 per share plus accretion to liquidation value)	(6,658)	(6,658)

Deferred compensation recorded in connection with the issuance of stock options		—

Foreign currency translation adjustment		9

Net income	7,046	7,046

Balance at December 31, 2001	$(44,357)	$(2,365)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

All figures $’000
For the years ended December 31, 1999, 2000 and 2001
Increase (decrease) in Cash and Cash Equivalents

	Years Ended December 31,

	1999	2000	2001

Cash flows from operating activities:

Net income	$49	$4,831	$7,046

Adjustments to reconcile net income to net cash provided by operating activities:

Compensation expense incurred in connection with stock options	2,042	1,836	1,149

Depreciation and amortization	20,935	26,642	32,667

Amortization of debt issuance costs	1,147	1,531	1,882

Noncash rental expense, net of noncash rental income	3,061	2,976	4,224

Net change in certain working capital components	9,596	9,392	3,475

Increase in deferred tax asset	(3,259)	(3,326)	(4,526)

Increase in deferred membership costs	(3,836)	(2,745)	(1,162)

Other	(239)	(564)	(407)

Total adjustments	29,447	35,742	37,302

Net cash provided by operating activities	29,496	40,573	44,348

Cash flows from investing activities:

Capital expenditures, net of effect of acquired businesses	(53,364)	(47,454)	(57,811)

Acquisition of businesses, net of cash acquired	(2,932)	(24,053)	(1,272)

Investment in affiliate	—	(210)	—

Intangible and other assets	(33)	(359)	—

Landlord contributions	1,251	2,028	725

Net cash used in investing activities	(55,078)	(70,048)	(58,358)

Cash flows from financing activities:

Redemption and liquidation of stock, including expenses	(24)	(390)	—

Net credit line borrowings	—	9,000	13,745

Proceeds from borrowings, net of expenses	35,581	—	5,762

Repayments of borrowings	(2,004)	(2,895)	(3,404)

Net cash provided by financing activities	33,553	5,715	16,103

Net increase (decrease) in cash and cash equivalents	7,971	(23,760)	2,093

Cash and cash equivalents at beginning of period	19,154	27,125	3,365

Cash and cash equivalents at end of period	$27,125	$3,365	$5,458

Summary of the change in certain working capital components, net of effects of acquired businesses:

(Increase) decrease in accounts receivable	$272	$151	$(304)

(Increase) decrease in inventory	183	213	(433)

(Increase) decrease in prepaid expenses and other current assets	43	392	(514)

Increase in accounts payable and accrued expenses	3,022	4,990	1,745

Decrease (increase) in prepaid corporate income taxes	243	(624)	1,828

Increase in deferred revenue	5,833	4,270	1,153

Net change in certain working capital components	$9,596	$9,392	$3,475

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All figures $’000, except share data

1. Nature of Business

      Town Sports International, Inc. and Subsidiaries (the “Company”) owns and operates 117 fitness clubs (“clubs”) and partly owns and operates two clubs as of December 31, 2001. The Company operates in a single segment. The Company operates 78 clubs in the New York metropolitan market, 19 clubs in the Boston market, 14 clubs in the Washington, D.C. market, five in the Philadelphia market and three clubs in Switzerland. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns. The Company’s foreign operations are immaterial to the Company’s financial position, results of operations, and cash flows.

2. Summary of Significant Accounting Policies

  a. Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Town Sports International, Inc. and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  b. Revenue Recognition

      The Company receives a one-time non-refundable initiation fee and monthly dues from its members. Substantially all of the Company’s members join on a month-to-month basis and can therefore cancel their membership at any time with 30 days notice. Initiation fees and related direct expenses, primarily salaries and sales commissions payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over an estimated membership life of twenty four (24) months. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services are recognized as services are performed. Management fees earned for services rendered are recognized at the time the related services are performed.

      The Company recognizes revenue from merchandise sales upon delivery to the member.

      In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $2,950 pursuant to various state consumer protection laws.

  c. Inventory

      Inventory consists of athletic equipment, supplies, headsets for the club entertainment system and clothing for sale to members. Inventories are valued at the lower of cost or market by the first-in, first-out method.

  d. Fixed Assets

      Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are thirty years for building and improvements, five years for club equipment, furniture, fixtures and computer equipment, and three years for computer software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining period of the lease. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to developing web applications, developing HTML web pages and installing developed applications on the web servers are capitalized and classified as computer software. Web site hosting fees and maintenance costs are expensed as incurred.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     e. Advertising and Club Preopening Costs

      Advertising costs and club preopening costs are charged to operations during the period in which they are incurred except for production costs related to television and radio advertisements which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company during the years ended December 31, 1999, 2000 and 2001 totaled $5,024, $7,484, and $9,507, respectively.

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

      The most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of and expense incurred in connection with stock options and warrants, legal contingencies and the estimated membership life.

     g. Corporate Income Taxes

      Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax bases of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

     h. Statements of Cash Flows

      Supplemental disclosure of cash flow information:

	Years Ended December 31,

	1999	2000	2001

Cash paid:

Interest (net of amounts capitalized)	$10,083	$13,353	$13,887

Taxes	3,577	9,054	10,087

Noncash investing and financing activities:

Acquisition of fixed assets included in accounts payable	2,859	3,757	3,782

Acquisition of equipment and software financed by lessors	3,386	3,951	2,853
See Notes 6, 9 and 10 for additional noncash investing and financing activities

  i. Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  j. Deferred Lease Liabilities and Noncash Rental Expense

      The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis over the life of the lease.

  k. Foreign Currency

      Transactions denominated in a foreign currency have been translated into U.S. dollars at the rates of exchange at the transaction dates. Assets and liabilities have been translated at the respective year-end exchange rates. For all periods presented foreign exchange gains and losses were not material.

      In March 2000 the Company acquired two Swiss clubs that were previously managed by the Company. In December 2001 the Company opened a third Swiss club. These clubs use the local currency as their functional currency and, accordingly, their assets and liabilities are translated into U.S. dollars at year-end exchange rates while their income and expense items are translated into U.S. dollars at the average exchange rate for the period. Adjustments resulting from foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders’ deficit. Comprehensive income represents changes to stockholders’ deficit except those resulting from investments from, and distributions to, stockholders. The difference between the Company’s net income and comprehensive income is the effect of foreign exchange translation adjustments which is immaterial for all periods presented.

  l. Investments in Affiliated Companies

      The Company has investments in Capitol Hill Squash Club Associates and Kalorama Sports Management Associates (collectively referred to as the “Affiliates”). The Affiliates have operations, which are similar, or related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of the Affiliates and the Company’s pro rata share of the Affiliates’ net assets and operating results were not material for all periods presented.

  m. Goodwill and Intangible Assets

      Goodwill and intangible assets consist of goodwill, membership lists, debt issuance costs, a beneficial lease and covenants-not-to-compete. Such intangibles are stated at cost and, except debt issuance costs, are being amortized by the straight-line method over their estimated lives. Debt issuance costs are amortized as additional interest expense over the life of the underlying debt, four to seven years, using the interest method. Membership lists are amortized over 24 months and covenants not-to-compete are amortized over the contractual life, generally five years. Except for the goodwill related to the acquisition of a club subsequent to June 30, 2001, goodwill and the beneficial lease is being amortized over the remaining lives of the underlying club leases, five to fifteen years. In accordance with the Financial Accounting Standards Board “FASB” No. 142, Goodwill and Other Intangible Assets, (Note 1q) goodwill has not been amortized for the club acquired subsequent to June 30, 2001.

  n. Accounting for the Impairment of Long-Lived Assets

      Long-lived assets, such as fixed assets and intangible assets, including goodwill, are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired, in which case the asset’s carrying value would be reduced to fair value. For all periods presented, no impairment losses were recorded.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  o. Concentrations of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a single commercial bank. The Company holds no collateral for these financial instruments.

  p. Stock-Based Employee Compensation

      For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method (“APB No. 25”). In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock is not greater than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to employees with variable terms or if the fair value of the Company’s stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense. The fair value of options or warrants granted to nonemployees for financing are recorded as deferred financing costs and amortized into interest expense using the interest method.

      Disclosures, including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, have been included in Note 9.

  q. Recent Accounting Pronouncements

      Effective January 1, 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements, and such adoption did not have a material effect on the Company’s financial statements.

      Effective January 1, 2000, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, and such adoption did not have a material effect on the Company’s financial statements.

      In June 2001, the FASB issued Statements No. 141 Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), collectively referred to as the “Standards”. SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), and require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

      The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company does not expect to reclassify any of its goodwill balances to intangible assets nor any of its intangibles assets to goodwill.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of adoption, a substantial amount of its intangible assets will no longer be amortized and, accordingly, the Company’s effective tax rate is expected to decrease in 2002. The goodwill amortization that would not have been amortized pursuant to SFAS 142 during 2001 amounts to $4,436. The Company will also evaluate the useful lives assigned to its intangible assets, but does not anticipate any changes to the useful lives.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company’s earnings and financial position.

      In August 2001, the FASB issued Statement No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”). This statement addresses the diversity in practice for recognizing asset retirement obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002 (early application is encouraged). The Company expects the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its financial position and results of operations.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Fixed Assets

      Fixed assets as of December 31, 2000 and 2001, are shown at cost, less accumulated depreciation and amortization, and are summarized below:

	December 31,

	2000	2001

Leasehold improvements	$139,039	$177,315

Club equipment	38,141	45,547

Furniture, fixtures and computer equipment	22,291	27,717

Computer software	2,580	3,769

Building and improvements	4,995	4,995

Land	986	986

Construction in progress	7,624	18,471

	215,656	278,800

Less, Accumulated depreciation and amortization	54,146	78,680

	$161,510	$200,120

      Depreciation and leasehold amortization expense the years ended December 31, 1999, 2000 and 2001, was $15,056, $20,706 and $26,075, respectively.

      In connection with certain construction in progress the Company has provided surety bonds totaling $1,499 as of December 31, 2001, guaranteeing completion of construction.

4. Goodwill and Intangible Assets

      Goodwill and intangible assets as of December 31, 2000 and 2001 are shown at cost, less accumulated amortization, and are summarized below:

	December 31,

	2000	2001

Goodwill arising on acquisition of businesses	$54,386	$55,702

Less, Accumulated amortization	9,121	13,557

Goodwill, net	$45,265	$42,145

Debt issuance costs	$10,350	$10,589

Membership lists	9,572	9,752

Covenants-not-to-compete	1,276	1,276

Beneficial lease	223	223

	21,421	21,840

Less, Accumulated amortization	11,287	15,325

Intangible assets, net	$10,134	$6,515

      Amortization expense of intangible assets for the years ended December 31, 1999, 2000 and 2001, was $7,026, $7,467 and $8,474, respectively. Such amounts include amortization expense of debt issuance costs of $1,147, $1,531 and $1,882, respectively, which has been classified as interest expense for financial reporting purposes.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill amortization for the years ended December 31, 1999, 2000 and 2001 was $2,845, $3,545 and $4,436, respectively.

5. Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2000	2001

Accrued payroll	$5,998	$6,334

Accrued interest	2,726	2,782

Accrued construction in progress and equipment	3,583	3,845

Accrued occupancy costs	2,843	3,324

Accrued other	3,134	2,633

	$18,284	$18,918

6. Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations consist of the following:

	December 31,

	2000	2001

Series B-9 3/4% Senior Notes, due 2004	$125,000	$125,000

Line of credit borrowings	9,000	22,745

Subordinated credit borrowings	—	6,000

Notes payable for acquired businesses	4,129	2,931

Capital lease obligations	6,369	7,303

	144,498	163,979

Less, Current portion due within one year	3,411	4,015

Long-term portion	$141,087	$159,964

      The aggregate long-term debt and capital lease obligations maturing during the next five years and thereafter is as follows:

Year Ending December 31,	Amount Due

2002	$4,015

2003	3,765

2004	155,757

2005	256

2006	42

Thereafter	144

$163,979

      In October 1997, the Company issued $85,000 of Series B 9 3/4% Senior Notes (“Senior Notes”), due October 2004. The net proceeds from the Senior Notes totaled approximately $81,700. The transaction fees of approximately $3,300, were accounted for as deferred financing costs. In June 1999, the Company issued $40,000 of Senior Notes at a price of 98.75%, providing the Company with $39,500 of proceeds before expenses relating to the issuance. The transaction fees of approximately $3,900 were accounted for as deferred

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing costs. The Senior Notes bear interest at an annual rate of 9 3/4%, payable semi-annually. The Senior Notes are redeemable at the option of the Company on or after October 15, 2001. For redemption prior to October 15, 2004, the Company would be required to pay a premium as defined. The Senior Notes are non-collateralized and rank “pari passu” with all unsubordinated debt and senior in right of payment with all subordinated indebtedness of the Company. The note indenture under which the Senior Notes were issued contains certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or make certain other restricted payments, engage in transactions with affiliates, incur liens and engage in asset sales.

      The Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $25,000. The line of credit carries interest at the Company’s option based upon the Eurodollar borrowing rate plus 2.50% or the bank’s prime rate plus 1.50%, as defined and the Company is required to pay a commitment commission of 0.375% per annum based upon the daily unutilized amount. There were $22,745 of Eurodollar borrowings outstanding against this line as of December 31, 2001. The amount available for borrowing has been further reduced by outstanding letters of credit totaling $1,809 (see Note 8). Amounts available for future borrowings as of December 31, 2001 was $446. The interest rate charged on the Eurodollar borrowings outstanding at December 31, 2001 was 4.5%. In May 2001, the Credit Agreement was amended to extend the maturity date to July 15, 2004. The Company paid $188 in bank structuring fees and $50 in legal fees related to this amendment. The line, as amended, contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends. The line is collateralized by a mortgage on land, building and equipment, which, as of December 31, 2001, had an aggregate book value of approximately $3,677, and by all other assets of the Company.

      In November 2000 the Company entered into a Subordinated Credit Agreement (the “Subordinated Agreement”) with an affiliate of a stockholder of the Company. This Subordinated Agreement provides for up to $20,000 of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 13% per annum; 10% of which is payable on a monthly basis and the remaining 3% is accruable and payable, at the option of the Company, through maturity. The total amount of accrued and unpaid interest may not exceed $2,500. The Company is charged a fee of 0.083% per month based on the portion of the facility not utilized. In connection with this agreement the Company paid a commitment fee of $225 to the lender, approximately $73 of legal fees, and committed to issue 16,000 shares of common stock to the lender. Such shares were issued during December 2001 and had an estimated fair value of $1,360 as of the date the lender committed to provide the financing. The aforementioned legal fees and fair value of the common stock were accounted for as deferred financing costs at the time the agreement was entered into. In December 2001 the Company issued an additional 7,000 shares of restricted common stock to the lender. These restricted shares will be forfeited by the lender in the event that the agreement is terminated prior to November 30, 2002. The Agreement contains similar, but less restrictive covenants than those with the line of credit, as amended. There were $6,000 of Subordinated credit borrowings outstanding as of December 31, 2001.

      Notes payable were incurred upon the acquisition of various clubs and are subject to the Company’s right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at a discount from face value at rates of between 5% and 9%, and are non-collateralized.

      The carrying value of long-term debt, other than the Senior Notes, approximates fair market value as of December 31, 2000 and 2001 as the debt is generally short-term in nature. The Senior Notes have a fair value of approximately $128,125, based on the quoted market price as of December 31, 2001.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 1999, 2000 and 2001 are as follows:

	Years Ended December 31,

	1999	2000	2001

Interest costs expensed	$11,527	$14,300	$14,918

Interest costs capitalized	455	660	907

	$11,982	$14,960	$15,825

      The Company leases equipment under noncancelable capital leases. The initial lease terms range from three to five years, after which the Company has the right to purchase the equipment at amounts defined by the agreements.

      As of December 31, 2001, minimum rental payments, under all capital leases, including payments to acquire leased equipment, are as follows:

Minimum
Year Ending December 31,	Annual Rental

2002	$3,572

2003	3,160

2004	1,893

2005	178

8,803

Less, Amounts representing interest	1,500

Present value of minimum capital lease payments	$7,303

      The cost of leased equipment included in club equipment was approximately $8,921 and $10,083 at December 31, 2000 and 2001, respectively; and the related accumulated depreciation was $3,072 and $3,421, respectively.

7. Related Party Transactions

      The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), a stockholder of the Company for strategic and financial advisory services on December 10, 1996. Fees for such services are $250 per annum, and are payable while BRS owns 20% or more of the outstanding Common stock of the Company. No amounts were due BRS at December 31, 2000 and 2001.

      The Company’s Subordinated Agreement was entered into with an affiliate of a stockholder of the Company.

8. Leases

      The Company leases office, warehouse and multi-recreational facilities and certain equipment under noncancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which total $1,809 as of December 31, 2001.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The leases expire at various times through December 31, 2022, and certain leases may be extended at the Company’s option.

      Future minimum rental payments under noncancelable operating leases are as follows:

Minimum
Year Ending December 31,	Annual Rental

2002	$42,049

2003	42,159

2004	42,594

2005	42,305

2006	42,147

Aggregate thereafter	339,084

$550,338

      Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 1999, 2000 and 2001 was approximately $30,325, $37,268 and $47,988, respectively. Such amounts include additional rent of $4,634, $5,816 and $8,236, respectively.

      The Company, as landlord, leases space to third party tenants under noncancelable operating leases. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The leases expire at various times through December 31, 2008. Future minimum rentals receivable under noncancelable leases are as follows:

Minimum
Year Ending December 31,	Annual Rental

2002	$1,027

2003	892

2004	503

2005	209

2006	85

Aggregate thereafter	90

$2,806

      Rental income, including noncash rental income, for the years ended December 31, 1999, 2000 and 2001, was $1,529, $1,716 and $1,881, respectively. Such amounts include additional rental charges above the base rent of $431, $630 and $775, respectively.

9. Stockholders’ Equity and Redeemable Senior Preferred Stock

  a. Capitalization

      The Company’s certificate of incorporation, as amended, provides for the issuance of up to 3,500,000 shares of capital stock, consisting of 2,500,000 shares of Class A Voting Common Stock (“Class A”), par value $0.001 per share; 500,000 shares of Class B Non-voting Common Stock (“Class B”), par value of $0.001 per share, (Class A and Class B are collectively referred to herein as “Common Stock”); 100,000 shares of Redeemable Senior Preferred Stock (“Senior”), par value $1.00 per share; 200,000 shares of Series A Preferred Stock, (“Series A”) par value $1.00 per share, and 200,000 shares of Series B Preferred Stock (“Series B”) par value $1.00 per share.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All stockholders have preemptive rights to purchase a pro-rata share of any future sales of securities, as defined.

     Redeemable Senior Preferred Stock

      During November 1998, the Company issued 40,000 shares of mandatorily redeemable Senior stock and 143,261 warrants. The Senior stock has no voting rights except as required by law. The warrants have an exercise price of $0.01, expire in November 2008 and are exercisable into an equal number of shares of Class A Common Stock. After payment of fees and expenses of approximately $365 the Company received net proceeds of $39,635. Upon issuance, a $3,416 value was ascribed to the warrants. The initial fair value of the Senior stock ($36,219) is being accreted to its liquidation value using the interest method. The accreted amount for each of the years ended December 31, 1999, 2000 and 2001 was $341, $341 and $342, respectively. The Senior stock is redeemable in November 2008. In the event that certain defined events occur, the number of warrants exercisable will be reduced. The Company, at its option, can redeem the Senior stock at any time without premium.

      The Senior stock has liquidation preferences over Series A, Series B and Common Stock. The Senior stock may, at the option of the holder, be converted into Common Stock upon the initial public offering (“IPO”) of the Company’s common stock at a conversion rate equal to the IPO price.

      The Senior stock has a liquidation value of $1,000 per share plus cumulative unpaid dividends of $17,416, as of December 31, 2001. The Senior stockholders are entitled to a cumulative 12% annual dividend, based upon the per share price of $1,000.

      A summary of transactions related to the Senior stock is as follows:

Proceeds received in connection with the issuance of Senior stock and warrants	$40,000

Expenses incurred in connection with issuance	(365)

Fair value ascribed to warrants at issuance	(3,416)

Fair value of senior stock at date of issuance	36,219

Accretion to Senior stock liquidation value	28

Accretion of Senior stock dividends	488

December 31, 1998 Senior stock carrying value	36,735

Accretion to Senior stock liquidation value	341

Accretion of Senior stock dividends	4,990

December 31, 1999, Senior stock carrying value	42,066

Accretion to Senior stock liquidation value	341

Accretion of Senior stock dividends	5,622

December 31, 2000, Senior stock carrying value	48,029

Accretion to Senior stock liquidation value	342

Accretion of Senior stock dividends	6,316

December 31, 2001, Senior stock carrying value	$54,687

      Cumulative unpaid dividends on Senior stock are payable upon certain defined events which include: the dissolution, liquidation or winding up of the Company; the redemption of such shares; or the sale of substantially all of the assets of the Company.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Preferred Stock

      The Preferred Stock has liquidation preferences over Common Stock. The Company’s Series A and Series B stock have no conversion features or voting rights except as required by law, and rank “pari passu.”

      Series A stock has a liquidation value of $100 per share plus cumulative unpaid dividends of $15,068 as of December 31, 2001. Series A stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $100.

      Series B stock has a liquidation value of $35 per share plus cumulative unpaid dividends of $131 as of December 31, 2001. Series B stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $35.

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

  b. Stock Options and Warrants

      The following table summarizes the stock option activity for the years ended December 31, 1999, 2000 and 2001:

			Weighted			Weighted
			Average			Average
	Class A		Exercise	Series B		Exercise
	Common		Price	Preferred		Price

Balance at January 1, 1999	71,842		$4.38	164,783		$10.00

Granted	12,600		$53.00 (i)	—

Exercised	(718	)(ii)	$5.73	(1,093	)(ii)	$10.00

Cancelled	(2,162)		$21.49	—

Balance at December 31, 1999	81,562		$11.42	163,690		$10.00

Granted	17,446		$75.00 (i)	—

Exercised	(4,035)		$3.42	(5,384)		$10.00

Cancelled	(2,291)		$14.58	—

Balance at December 31, 2000	92,682		$23.88	158,306		$10.00

Granted	7,400		$100.00 (iii)	—

Exercised	(788)		$32.53	—

Cancelled	(512)		$25.76	—

Balance at December 31, 2001	98,782		$29.32	158,306		$10.00

(i)	Option exercise price was equal to market price on the grant date based upon independent appraisal.

(ii)	The Company repurchased 655 shares of common stock and 1,093 shares of Series B Preferred stock related to these exercises.

(iii)	Option exercise price of these options were less than the estimated fair value on the grant date.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All Series B Preferred stock options were exercisable upon grant. As of December 31, 1999, 2000 and 2001, a total of 49,511, 68,279 and 76,474 Class A Common stock options were exercisable, respectively.

      The following table summarizes stock option information as of December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Class A Common:

1997 Grants	50,936	60 months	$1.00	50,936	$1.00

1998 Grants	11,900	76 months	$17.50	11,900	$17.50

1999 Grants	11,100	84 months	$53.00	6,660	$53.00

2000 Grants	17,446	96 months	$75.00	6,978	$75.00

2001 Grants	7,400	115 months	$100.00	—	$—

Total Grants	98,782			76,474

Series B Preferred	158,306	251 months	$10.00	158,306	$10.00

     Class A Common Stock Options

      During the year ended May 31, 1997 the Company adopted the Town Sports International Inc. Common Stock Option Plan (the “Plan”). The provisions of the Plan, as amended and restated, provide for the Company’s Board of Directors to grant to executives and key employees options to acquire 107,274 shares of Class A stock.

      Grants vest in full at various dates between December 2007 and 2010. The vesting of these grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale of the Company. The term of each of these grants is ten or eleven years.

      In accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company recorded unearned compensation in connection with the Amended Grants, the 1998 Grants, and the 2001 Grant. Such amount is included within stockholders’ deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. Unearned compensation will be amortized as compensation expense over the vesting period. During the years ended December 31, 1999, 2000 and 2001, amortization of unearned compensation totaled $1,258, $969 and $156, respectively.

      As of December 31, 2001, there were 8,492 shares reserved for future option awards.

     Series B Preferred Stock Options

      During the year ended May 31, 1997, the Company granted 164,783 options (“Series B Options”) to certain employees which entitle the holders to purchase an equal number of shares of Series B stock at an exercise price of $10.00 per share. Series B Options were fully vested on the date of grant and expire on December 31, 2021. The terms of the Series B Options also contain provisions whereby the exercise price will be reduced, or in certain cases, the option holder will receive cash in accordance with a formula as defined. The aggregate value of, either a reduction in exercise price, or the distribution of cash is deemed compensatory and accordingly is recorded as a compensation expense. For the years ended December 31, 1999, 2000 and 2001 compensation expense recognized in connection with Series B Options totaled $784, $867 and $993, respectively. There are no shares of Series B Preferred Stock reserved for future option grants.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,

	1999	2000	2001

Pro forma amounts:

Net loss to common stockholders	$(7,723)	$(3,950)	$(3,300)

      For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 1999, 2000 and 2001, the weighted-average fair value of the option grants was approximately $30.10, $47.11 and $111.89 respectively. The following weighted-average assumptions were used in computing the fair value of options grants: expected volatility of 60% for the year ended December 31, 1999, 69% for the year ended December 31, 2000 and 72% for the year ended December 31, 2001, risk-free interest rate of approximately 5.7%, 6.6% and 4.6% for December 31, 1999, 2000 and 2001, respectively, expected lives of five years for December 31, 1999, 2000 and 2001, and a zero dividend yield for all periods.

     Warrants to buy Common Stock

      In connection with the issuance of a Subordinated note (which has subsequently been repaid) on December 10, 1996, warrants to buy 124,022 Class A Common Shares were issued at an exercise price of $0.01 per share. Original issue discount arising upon this issue, totaled approximately $123. 10,000 warrants were exercised on December 10, 1996. The amount of warrants outstanding was reduced in November 1998 by 38,308 to 75,714 in connection with the issuance of the Senior stock. As of December 31, 2001, the remaining outstanding warrants are fully exercisable and expire in December 2006.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Asset Acquisitions

      During the period from January 1, 1999 through December 31, 2001, the Company completed the acquisition of 19 fitness clubs. With the exception of the Health Development Corporation (“HDC”) acquisition, as discussed below, the individual acquisitions were not material to the financial position, results of operations or cash flows of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

	Years Ended December 31,

	1999	2000	2001

Number of clubs acquired	4	13	2

Purchase prices payable in cash at closing	$2,932	$24,053	$1,272

Issuance and assumption of notes payable	1,476	2,238	250

Total purchase prices	$4,408	$26,291	$1,522

Allocation of purchase prices:

Goodwill	$2,318	$19,926	$1,316

Fixed assets	986	6,809	235

Membership lists	427	3,548	181

Covenants-not-to-compete	701	25	—

Other net liabilities acquired	(24)	(372)	(172)

Deferred revenue		(3,645)	(38)

Total allocation of purchase prices	$2,090	$6,365	$1,522

      For financial reporting purposes, these acquisitions have been accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of acquisition. The excess of purchase prices over the net tangible assets acquired has been allocated to membership lists acquired, covenants-not-to-compete and goodwill. The results of operations of the clubs have been included in the Company’s consolidated financial statements from the respective dates of acquisition and the impact of these acquisitions on the consolidated financial statements of the Company was not material, with the exception of the HDC acquisition:

      In July 2000, the Company acquired HDC, a Massachusetts Corporation . HDC’s operations included eight clubs in Massachusetts and one club in New Hampshire. HDC also provided management services at three facilities in the greater Boston area. HDC was purchased for $18,700 in cash. Including approximately $525 of transaction costs the aggregate purchase price amounts to $19,200. The acquisition was financed with $6,000 of borrowings under the line of credit, and cash on hand.

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

	For the Years Ended
	December 31,

	1999	2000

	(Unaudited)	(Unaudited)

Pro forma revenues	$175,981	$234,771

Pro forma net income (loss)	$(1,149)	$4,179

Pro forma net loss to common shareholders	$(9,029)	$(4,837)

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited pro forma financial information for HDC is presented for information purposes only and may not be indicative of the results of operations as they would have been had the Company completed the acquisition as of and for the periods noted above, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the consolidation of HDC and the Company have been excluded from the amounts included in the pro forma summaries presented above.

11. Revenue from Club Operations

      Revenues from club operations for the years ended December 31, 1999, 2000 and 2001 are summarized below:

	Years Ended December 31,

	1999	2000	2001

Membership dues	$132,467	$182,368	$228,269

Initiation Fees	7,635	11,033	13,346

Other club revenues	17,338	29,023	38,240

	$157,440	$222,424	$279,855

12. Corporate Income Taxes

      The provision (benefit) for income taxes for the year ended December 31, 1999, 2000 and 2001 consists of the following:

	Year Ended December 31, 1999

		State
	Federal	and Local	Total

Current	$2,432	$1,398	$3,830

Deferred	(1,932)	(1,327)	(3,259)

	$500	$71	$571

	Year Ended December 31, 2000

		State
	Federal	and Local	Total

Current	$5,679	$2,446	$8,125

Deferred	(3,170)	(156)	(3,326)

	$2,509	$2,290	$4,799

	Year Ended December 31, 2001

		State
	Federal	and Local	Total

Current	$7,653	$3,362	$11,015

Deferred	(3,357)	(1,169)	(4,526)

	$4,296	$2,193	$6,489

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax asset as of, December 31, 2000 and 2001 are summarized below:

	December 31,

	2000	2001

Deferred tax assets:

Deferred lease liabilities	$7,287	$9,129

Deferred revenue	5,783	6,013

Fixed assets and intangible assets	4,161	5,993

Compensation expense incurred in connection with stock options	4,073	4,444

State net operating loss carry-forwards	446	411

Other	47	47

	21,797	26,037

Deferred tax liabilities:

Deferred costs	(6,027)	(6,387)

Acquired membership liabilities	(770)	(274)

Accrued expenses	(150)	—

	(6,947)	(6,661)

Net deferred tax assets, prior to valuation allowance	14,850	19,376

Valuation allowance	(284)	(284)

Net deferred tax assets	$14,566	$19,092

      As of December 31, 2001, the Company has state net operating loss (“NOL”) carry-forwards of approximately $8,000. Such amounts expire between December 31, 2002 and December 31, 2021. The Company’s $284 valuation allowance has been maintained for NOL carryforwards in a Massachusetts subsidiary which is not generating taxable income.

      Foreign income and the effect of foreign income taxes was immaterial.

      The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% in 1999, 35% in 2000 and 35% in 2001 to the income before provision for corporate income taxes:

	Years Ended
	December 31,

	1999	2000	2001

Federal statutory tax rate	34%	35%	35%

State and local income taxes, net of federal tax benefit and change of valuation allowance	8	8	8

Change in state effective income tax rate	40	3	1

Non-deductible goodwill and other permanent differences	10	5	4

Non-taxable interest income	—	—	—

Other	—	(1)	—

	92%	50%	48%

13. September 11 Events

      The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four of our clubs located in

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

downtown Manhattan. Three of the effected four clubs were reopened and back in operation by October 2001. Because of its close proximity to the World Trade Center the fourth club, although not structurally damaged, is still closed. The Company expects this club will be reopen for business in the first half of 2002. Membership dues credits in the amount of $314 have been recorded in the quarter ended September 30, 2001 due to the September 11 events. These credits represent a pro rata share of the September membership dues previously collected for which members were not able to utilize club services.

      The Company carries business interruption insurance to mitigate certain lost revenue, profits and costs (“Costs”) experienced with the September 11 events. Although the Company has business interruption insurance to cover lost revenues and profits at this location, we cannot predict with any degree of certainty what future amounts will actually be received and accordingly any future recoveries of lost revenue and profits will be recorded when payment is received. We have recorded a $175 insurance receivable representing Costs incurred in September 2001, which we believe is probable of recovery from our insurance carrier. Such costs include rent, payroll, benefits, and other club operating costs incurred during periods of club closure.

14. Contingencies

      The Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

15. Employee Benefit Plan

      The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions; however, the Company elected not to make contributions for the years ended December 31, 1999 and 2000. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. In February 2002, employer matching contributions totaling $200 were made for the Plan year ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2002.

TOWN SPORTS INTERNATIONAL, INC.

By:	/s/ MARK SMITH

Mark Smith
Chairman
(principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MARK SMITH

Mark Smith
Chairman
(principal executive officer)

By:	/s/ RICHARD PYLE

Richard Pyle
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

By:	/s/ KEITH ALESSI

Keith Alessi
Director

By:	/s/ PAUL ARNOLD

Paul Arnold
Director

By:	/s/ BRUCE BRUCKMAN

Bruce Bruckmann
Director

By:	/s/ STEPHEN EDWARDS

Stephen Edwards
Director

By:	/s/ JASON FISH

Jason Fish
Director

EXHIBIT INDEX

2.	1	Agreement and Plan of Merger dated as of November 8, 1996 by and among the Company, various Sellers and Option Holders and TSI Recapitalization Sub, Inc.†
2.	2	Amendment to Agreement and Plan of Merger dated as of December 10, 1996 among TSI Merger Sub, Inc., the Company and certain stockholders and option holders of the Company.†
3.	1	Amended and Restated Certificate of Incorporation of the Company.†
3.	2	By-Laws of the Company.†
3.	3	Certificate of Amendment of the Certificate of Incorporation of the Company, dated as of November 13, 1998.***
4.	1	Indenture dated as of October 16, 1997 between the Company and United States Trust Company of New York.†
4.	2	Purchase Agreement dated as of October 9, 1997 among the Company and BT Alex. Brown Incorporated.†
4.	3	Purchases Agreement dated as of June 10, 1999 between the Company and Deutsche Bank Securities, Inc.**
4.	4	Registration Rights Agreement dated as of October 16, 1997 among the Company, and BT Alex. Brown Incorporated.†
4.	5	Registration Rights Agreement dated as of December 10, 1996 by and among the Company, BRS and various investors, the Farallon Entities, CMC, and certain Town Sports stockholders.†
4.	6	Registration Rights Agreement dated as of June 21, 1999 between Town Sports International, Inc., and Deutsche Bank Securities, Inc.**
4.	7	First Amendment to Registration Rights Agreement by and among the Company, BRS, CMC, Canterbury Detroit Partners L.P. “CDP”, Rosewood Capital Partners L.P. “RC”, the Farallon Entities and certain other stockholders of the Company, dated as of November 13, 1998.***
4.	8	Second Amendment to Registration Rights Agreement by and among the Company, BRS, , CMC, CDP, RC, the Farallon Entities, CapitalSource Holdings LLC (“CapitalSource”) and certain other stockholders of the Company, dated November 6, 2000.*****
10.	1	Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent dated as of October 16, 1997.†
10.	2	First Amendment to the Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent dated as of August 6, 1998.*
10.	3	Second Amendment to the Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent dated as of January 28, 1999.****
10.	4	Third Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of June 9, 1999.****
10.	5	Fourth Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company as administrative Agent dated as of March 1, 2000.****
10.	6	Fifth Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of November 3, 2000.*****
10.	7	Sixth Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of May 15, 2001.