Form 10-Q
period 2002-03-31
TOWN SPORTS INTERNATIONAL INC
filed 2002-05-07
CIK 1029787

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                          [X] Yes               [ ] No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,028,698

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 2001 and March 31, 2002.........................    2
     b) Condensed Consolidated Statements of Operations for
        the three months ended March 31, 2001 and 2002......    3
     c) Condensed Consolidated Statements of Cash Flow for
        the three months ended March 31, 2001 and 2002......    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    8
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   13
  Item 2. Changes in Securities.............................   13
  Item 3. Defaults upon Senior Securities...................   13
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   13
  Item 5. Other Information.................................   13
  Item 6. Exhibits and Reports on Form 8-K..................   13
SIGNATURES..................................................   14

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                      DECEMBER 31, 2001 AND MARCH 31, 2002

                                                              DECEMBER 31,     MARCH 31,
                                                                  2001           2002
                                                              ------------    -----------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  5,458       $  5,829
  Accounts receivable.......................................       1,355          1,372
  Inventory.................................................       1,326          1,208
  Prepaid expenses and other current assets.................       3,113          2,332
                                                                --------       --------
          Total current assets..............................      11,252         10,741
Fixed assets, net of accumulated depreciation of $78,680 and
  $85,064 at December 31, 2001 and March 31, 2002
  respectively..............................................     200,120        211,796
Goodwill....................................................      42,145         41,284
Intangible assets, net of accumulated amortization of
  $15,325 and $16,297 at December 31, 2001 and March 31,
  2002 respectively.........................................       6,515          5,625
Deferred tax asset..........................................      19,092         20,505
Deferred membership costs...................................      14,748         15,604
Other assets................................................       2,133          2,094
                                                                --------       --------
          Total assets......................................    $296,005       $307,649
                                                                ========       ========
LIABILITIES, REDEEMABLE SENIOR PREFERRED STOCK AND
  STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................    $  4,015       $  4,542
  Accounts payable..........................................       7,615          4,468
  Accrued expenses..........................................      18,474         21,691
  Corporate income taxes payable............................         444          2,280
  Deferred revenue..........................................      23,269         28,141
                                                                --------       --------
          Total current liabilities.........................      53,817         61,122
Long-term debt and capital lease obligations................     159,964        159,727
Deferred lease liabilities..................................      21,510         22,319
Deferred revenue............................................       3,609          3,992
Other liabilities...........................................       4,783          6,235
                                                                --------       --------
          Total liabilities.................................     243,683        253,395
                                                                --------       --------
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $57,416 and $59,121 at December 31, 2001 and March 31, 2002, respectively; authorized 100,000
  shares; 40,000 shares issued and outstanding at December
  31, 2001 and March 31, 2002...............................      54,687         56,478
                                                                --------       --------
Stockholders' deficit:
  Series A preferred stock, at liquidation value............      30,432         31,497
  Series B preferred stock, at liquidation value............         265            274
  Class A voting common stock, $.001 par value; issued and
     outstanding 1,028,698 shares...........................           1              1
  Paid-in capital...........................................      11,695         11,976
  Unearned compensation.....................................        (422)          (422)
  Foreign currency translation adjustment...................          21              8
  Accumulated deficit.......................................     (44,357)       (45,558)
                                                                --------       --------
          Total stockholders' deficit.......................      (2,365)        (2,224)
                                                                --------       --------
          Total liabilities, redeemable senior preferred
            stock and stockholders' deficit.................    $296,005       $307,649
                                                                ========       ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                               ALL FIGURES $'000

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2002
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Club operations...........................................    $66,841        $76,374
  Fees and other............................................        800            934
                                                                -------        -------
                                                                 67,641         77,308
                                                                -------        -------

Operating expenses:
  Payroll and related (includes $396 and $281 of
     compensation expense in connection with stock options,
     recorded in equity in the quarters ended March 31, 2001
     and 2002 respectively).................................     27,002         31,272
  Club operating............................................     21,084         24,314
  General and administrative................................      4,278          4,978
  Depreciation and amortization.............................      7,841          7,965
                                                                -------        -------
                                                                 60,205         68,529
                                                                -------        -------
  Operating income..........................................      7,436          8,779
Interest expense............................................      3,850          4,124
Interest income.............................................       (147)           (39)
                                                                -------        -------
  Income before provision for corporate income tax and
     cumulative effect of change in accounting principle....      3,733          4,694
Provision for corporate income tax..........................      1,854          2,340
                                                                -------        -------
  Income before cumulative effect of change in accounting
     principle..............................................      1,879          2,354
  Cumulative effect of a change in accounting principle, net
     of income tax benefit of $612..........................         --            689
                                                                -------        -------
  Net income................................................      1,879          1,665
Accreted dividends on preferred stock.......................     (2,456)        (2,779)
                                                                -------        -------
  Net loss attributable to common stockholders..............    $  (577)       $(1,114)
                                                                =======        =======

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                               ALL FIGURES $'000

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2002
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $  1,879       $  1,665
                                                               --------       --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      7,841          7,965
  Goodwill impairment write-off.............................         --          1,301
  Compensation expense in connection with stock options.....        396            281
  Noncash rental expense, net of noncash rental income......        884            713
  Share of net income in affiliated companies...............       (184)          (157)
  Amortization of debt issuance costs.......................        470            471
  Change in certain working capital components..............     11,998         10,573
  Increase in deferred tax asset............................     (1,295)        (1,413)
  Increase in deferred membership costs.....................       (796)          (856)
  Other.....................................................         (1)            26
                                                               --------       --------
    Total adjustments.......................................     19,313         18,904
                                                               --------       --------
    Net cash provided by operating activities...............     21,192         20,569
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures, net of effects of acquired
    businesses..............................................     (7,968)       (20,101)
  Acquisition of business...................................         --           (275)
  Intangible and other assets...............................        (28)            --
  Landlord contributions....................................         --          1,283
                                                               --------       --------
    Net cash used in investing activities...................     (7,996)       (19,093)
                                                               --------       --------
Cash flows from financing activities:
  Net line of credit repayment..............................     (6,000)            --
  Repayments of borrowings..................................     (1,048)        (1,105)
                                                               --------       --------
    Net cash used in financing activities...................     (7,048)        (1,105)
                                                               --------       --------
    Net increase in cash and cash equivalents...............      6,148            371
Cash and cash equivalents at beginning of period............      3,365          5,458
                                                               --------       --------
    Cash and cash equivalents at end of period..............   $  9,513       $  5,829
                                                               ========       ========
Summary of change in certain working capital components, net of effects of acquired businesses:
  Decrease (increase) in accounts receivable................   $   (141)           247
  Decrease in inventory.....................................        103            118
  Decrease in prepaid expenses, prepaid income taxes, and
    other current assets....................................      2,347            938
  Increase in accounts payable and accrued expenses.........      4,600          4,230
  Increase in deferred revenue..............................      5,090          5,040
                                                               --------       --------
    Net changes in working capital..........................   $ 11,998       $ 10,573
                                                               ========       ========
  Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:

    The Company assumed $445 of long term debt in connection with a club acquisition during the three month period ended March 31, 2002.

    The Company acquired $950 and $957 of club equipment financed by lessors during the three month periods ended March 31, 2002 and 2001 respectively.

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND MARCH 31, 2002
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments, except for the cumulative effect of a change in accounting principle, are of a normal and recurring nature. The results for the quarter ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2001          2002
                                                                (000'S)        (000'S)
                                                              ------------    ---------
Series B 9 3/4% Senior Notes, due 2004......................    $125,000      $125,000
Line of Credit borrowings...................................      22,745        22,745
Subordinated credit borrowings..............................       6,000         6,000
Notes payable for acquired businesses.......................       2,931         3,050
Capital lease obligations...................................       7,303         7,474
                                                                --------      --------
                                                                 163,979       164,269
Less, Current portion due within one year...................       4,015         4,542
                                                                --------      --------
Long-term portion...........................................    $159,964      $159,727
                                                                ========      ========

     The Company has a line of credit, with its principal banks for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were $22.7 million of Eurodollar borrowings outstanding as of March 31, 2002 and outstanding letters of credit issued totaled $1.4 million. As of March 31, 2002 the interest rate charged on the outstanding Eurodollar borrowings was 4.44%. The unutilized portion of the line of credit as of March 31, 2002, was $850,000. This line of credit expires on July 15, 2004.

     The line of credit contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends.

     In November 2000, the Company entered into a Subordinated Credit Agreement (the "Agreement") which provides for up to $20.0 million of principal borrowings and expires December 31, 2004. On February 28, 2002 the Agreement was amended such that the interest on principal borrowings accrues at the greater of 12.75% or the bank's prime rate plus 3.0% per annum. Prior to this amendment interest on borrowings was charged at 13.0%. On a monthly basis, 9.75% is payable and the remaining 3.0% is accruable or payable at the option of the Company through maturity. As of March 31, 2002 the rate in effect was 12.75%. There were $6.0 million of outstanding borrowings under the Agreement as of March 31, 2002. The Agreement contains similar, but less restrictive covenants than those of the line of credit.

3.  SEPTEMBER 11 EVENTS

     The terrorist attacks of September 11, 2001 ("the September 11 events"), resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four of our clubs located in downtown Manhattan. Three of the effected four clubs have been reopened and were back in operation by October 2001. Because of its close proximity to the World Trade Center the fourth club, although not structurally damaged, remains closed.

     The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter of 2001 a $175,000 insurance receivable was recorded representing our estimate of costs incurred in September 2001. Such costs include rent, payroll, benefits, and other club operating costs incurred during periods of club closure. In February 2002 we received an initial policy payment of $350,000 from our insurance carrier covering the receivable and a payment in reimbursement of business interruption losses.

     Although the Company has business interruption insurance to cover certain lost profits at this fourth location, we cannot predict with any degree of certainty what future amounts will actually be received from the insurance carrier. Furthermore management cannot at this time determine whether the assets related to this club location have been permanently impaired. We will continue to gather information to better assess whether or not the assets of this club have been permanently impaired. We are communicating with our insurance carrier on an ongoing basis in order to better assess the relief we could expect to receive for such coverage.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements significantly affect the financial accounting and the reporting for business combinations, goodwill and intangible assets. SFAS 142 requires that goodwill be allocated to reporting units and that goodwill and intangibles assets with indefinite useful lives not be amortized over their useful lives, but rather be tested for impairment upon implementation of this standard and at least annually thereafter. Amortizable intangible assets will be subject to the impairment provisions of Statement No 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Consequently, there is no transitional impairment test for these assets. However, the SFAS 142 requires that the useful lives of these amortizable intangible assets be reassessed. The transitional impairment test should be completed in the first interim period (or in case of goodwill in the first six months) of the fiscal year in which SFAS 142 is adopted, and any resulting impairment loss should be recognized as the effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS 142 is adopted should be reported as a component of income from continuing or discontinued operations, as appropriate. These statements apply to all business combinations that are initiated or completed after June 30, 2001 and the effective date of these pronouncements for the Company is January 1, 2002.

     Effective January 1, 2002 the Company implemented SFAS 142. In connection with the SFAS 142 transition impairment test the Company recorded a $1.3 million write-off of goodwill. A deferred tax benefit of $612,000 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689,000, in the first quarter of 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered a single reporting unit.

     A reconciliation of reported net income for the three month period March 31, 2001 to net income adjusted for the impact of SFAS 142 over that same period is as follows:

                                                              MARCH 31, 2001
                                                                 (000'S)
                                                              --------------
Net income as reported......................................      $1,879
Goodwill amortization.......................................       1,096
Deferred tax benefit........................................        (365)
                                                                  ------
Net income as adjusted......................................      $2,610
                                                                  ======

     Below is a summary of the Company's acquired amortized intangible assets as of March 31, 2002.

                                                                AS OF MARCH 31, 2002
                                                                      (000'S)
                                         ------------------------------------------------------------------
      ACQUIRED INTANGIBLE ASSETS         GROSS CARRYING AMOUNT   ACCUMULATED AMORTIZATION   NET INTANGIBLES
      --------------------------         ---------------------   ------------------------   ---------------
Membership Lists.......................         $ 9,834                  $ (9,301)               $533
Covenants-not-to-compete...............           1,276                      (964)                312
Beneficial Lease.......................             223                      (154)                 69
                                                -------                  --------                ----
                                                $11,333                  $(10,419)               $914
                                                =======                  ========                ====
     The amortization expense of the above acquired intangible assets for each of the five years ended
December 31, 2006 is as follows:

AGGREGATE AMORTIZATION EXPENSE ($000'S)
---------------------------------------
For the year ended 12/31/02(a)                  $ 1,053
For the year ended 12/31/03                         265
For the year ended 12/31/04                          19
For the year ended 12/31/05                          11
For the year ended 12/31/06                          11
                                                -------
                                                $ 1,358
                                                =======

---------------

(a) Amortization expense for the three months ended March 31, 2002 amounted to $444.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of March 31, 2002, we operated 126 clubs that collectively served approximately 330,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target customers' areas of both employment and residence. Our target customer is college-educated, typically between the ages of 18 and 54 and earns an annual income in excess of fifty thousand dollars.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of March 31, 2002, approximately 45% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club "NYSC" brand name. We are the largest fitness club operator in Manhattan with 36 locations and operate a total of 82 clubs under the NYSC name within a defined radius of New York City. We operate 20 clubs in the Boston region and 15 clubs in the Washington, DC region under our Boston Sports Club ("BSC") and Washington Sports Club ("WSC") brand names, respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club ("PSC") brand name. In addition we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

HISTORICAL CLUB GROWTH

     The following table sets for our club growth during each of the quarters in 2001 and the first quarter of 2002.

                                                                     2001                2002
                                                         -----------------------------   -----
                                                         Q1    Q2    Q3    Q4    TOTAL    Q1
                                                         ---   ---   ---   ---   -----   -----
Clubs at beginning of period...........................  105   108   110   112    105     119
Greenfield clubs(a)....................................    2     2     1     7     12       6
Acquired clubs.........................................    1    --     1    --      2       1
                                                         ---   ---   ---   ---    ---     ---
Clubs at end of period(b)..............................  108   110   112   119    119     126
                                                         ===   ===   ===   ===    ===     ===
Number of partly owned clubs included at the end of the
  period...............................................    2     2     2     2      2       2

---------------
(a) A "Greenfield club" is a new location constructed by the Company.

(b) As described in the September 11 Events discussion, a single club has been temporarily closed due to its proximity to the World Trade Center. This club is included in the total clubs at end of period for all periods presented.

Note: The Company includes in the club count wholly owned and partly owned clubs. In addition to the above count, as of December 31, 2001 and March 31, 2002 the Company managed two additional clubs, in which it did not have an equity stake.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001     2002
                                                              -----    -----
Revenue.....................................................  100.0%   100.0%
                                                              -----    -----
Operating expenses
  Payroll and related.......................................   39.9     40.5
  Club operating............................................   31.2     31.5
  General and administrative................................    6.3      6.4
  Depreciation and amortization.............................   11.6     10.3
                                                              -----    -----
  Operating income..........................................   11.0     11.3
Interest expense............................................    5.7      5.3
Interest income.............................................   (0.2)    (0.1)
                                                              -----    -----
  Income before provision for corporate income tax and
     cumulative effect of change in accounting principle....    5.5      6.1
Provision for corporate income tax..........................    2.7      3.0
                                                              -----    -----
  Income before cumulative effect of change in accounting
     principle..............................................    2.8      3.1
  Cumulative effect of a change in accounting principle, net
     of income tax benefit..................................     --      0.9
                                                              -----    -----
  Net income................................................    2.8      2.2
Accreted dividend on preferred stock........................   (3.6)    (3.6)
                                                              -----    -----
  Net loss attributable to common stockholders..............   (0.8)%   (1.4)%
                                                              =====    =====

  Three Months Ended March 31, 2002 Compared to Three Months Ended March 31,
2001

     Revenues. Revenues increased approximately $9.7 million, or 14.3%, to $77.3 million during the quarter ended March 31, 2002 from $67.6 million in the quarter ended March 31, 2001. This increase resulted from the 19 clubs opened or acquired during the last three quarters of 2000 (approximately $2.1 million), 14 opened or acquired during 2001 (approximately $4.4 million) and the seven clubs opened or acquired in the first quarter of 2002 (approximately $660,000). In addition, revenues increased during the quarter by approximately $2.2 million or 3.8% at the Company's mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is due to three factors; 2.6% due to an increase in membership, 1.1% from price increases and 0.1% from an increase in ancillary revenue.

     Operating Expenses. Operating expenses increased $8.3 million, or 13.8%, to $68.5 million in the quarter ended March 31, 2002, from $60.2 million in the quarter ended March 31, 2001. The increase was primarily due to a 14.0% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 359 in the quarter ended March 31, 2002 from 315 in the quarter ended March 31, 2001, in addition to the following factors:

          Payroll and related increased by $4.3 million, or 15.8% to $31.3 million in the quarter ended March 31, 2002, from $27.0 million in the quarter ended March 31, 2001. This increase was principally attributable to the acquisition or opening of 14 clubs in 2001 and the acquisition or opening of seven clubs in the first quarter of 2002. Payroll also increased due to increases in personal training, sales salary and commissions, and other payroll costs that are incremental with increases in revenue. Compensation expense in connection with stock options decreased $115,000 to $281,000 for the quarter ended March 31, 2002 from $396,000 in the quarter ended March 31, 2001. The decrease is primarily attributable to less common stock options vesting in the first quarter of 2002 when compared to 2001.

          Club operating increased by $3.2 million or 15.3% to $24.3 million in the quarter ended March 31, 2002, from $21.1 million in the quarter ended March 31, 2001. This increase is primarily attributable to the acquisition or opening of 14 clubs in 2001 and the acquisition or opening of seven clubs in the first quarter of 2002.

          General and administrative increased by $700,000, or 16.4% to $5.0 million in the quarter ended March 31, 2002, from $4.3 million, in the quarter ended March 31, 2001. This increase is attributable to a $450,000 increase in liability insurance and expenses associated with the Company's expansion.

          Depreciation and amortization increased by $124,000, or 1.6% to $8.0 million in the quarter ended March 31, 2002, from $7.8 million in the quarter ended March 31, 2001. A $1.2 million increase in depreciation and amortization attributable to a full period of depreciation and amortization for fixed asset additions, acquisitions or club openings since the quarter ended March 31, 2001 and the increase of fixed assets arising out of the acquisition or opening of seven new clubs during the first quarter of 2002 was offset by a $1.1 million decrease in goodwill amortization. In connection with the January 1, 2002 implementation of SFAS 142 goodwill recorded prior to July 1, 2001 will no longer be amortized, but rather be considered a permanent asset that will be tested for impairment annually.

     Interest Expense. Interest expense increased $274,000 to $4.1 million during the quarter ended March 31, 2002, from $3.9 million in the quarter ended March 31, 2001. This increase was primarily due to increased borrowings associated with the Company's expansion.

     Interest Income. Interest income decreased $108,000 to $39,000 during the quarter ended March 31, 2002 from $147,000 in the quarter ended March 31, 2001. The decrease in interest income is due to lower levels of cash on hand earning lower interest rates in the quarter ended March 31, 2002 when compared to the same period of 2001.

     Provision for Income Tax. The income tax provision for the quarter ended March 31, 2002 was $2.3 million compared to $1.9 million for the quarter ended March 31, 2001.

     Cumulative Effect of Change In Accounting Principle. In connection with the implementation of SFAS 142 the Company recorded a goodwill write-off of $1.3 million. A deferred tax benefit of $612,000 was recorded in connection with this goodwill write-off resulting in a net cumulative effect of change in Accounting Principle of $689,000 during the quarter ended March 31, 2002.

     Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock increased $323,000 to $2.8 million during the quarter ended March 31, 2002, from $2.5 million in the quarter ended March 31, 2001. This increase is primarily a result of the compounding of accreted dividends.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the quarter ended March 31, 2002 was $20.6 million compared to $21.2 million for the quarter ended March 31, 2001, a decrease of $600,000. The decrease in cash flows from operations is principally due to a $1.4 million decrease in net change in working capital for the quarter ended March 31, 20002 when compared to 2001. The net decrease in working capital is primarily due to a $1.2 million tax refund received in the first quarter of 2001, which was related to our July, 2000 acquisition of the Health Development Corporation. The decrease in working capital was also due to a net increase in cash paid for taxes of approximately $600,000 for the quarter ended March 31, 2002 when compared to 2001, offset by lesser changes in other working capital components.

     Investing Activities. The Company invested $19.1 million in capital expenditures and a club acquisition, net of landlord contributions during the quarter ended March 31, 2002. The Company currently estimates total capital expenditure and asset acquisition requirements for the remaining three quarters of 2002 to approximate $25.3 million, which includes $5.8 million to renovate and expand certain existing clubs, $7.3 million to maintain certain existing clubs and $2.5 million to further upgrade its management information systems.

     Financing Activities. As of March 31, 2002 $125.0 million of Senior Notes are outstanding and under the provisions of the Senior Note Indenture, the Company may not issue additional Senior Notes without modification of the Indenture with the bondholders' consent. The Company's line of credit with its principal bank provides for direct borrowings and letters of credit of up to $25.0 million. As of March 31, 2002, $22.7 million of Eurodollar borrowings are outstanding under this line at an interest rate of 4.44%. As of March 31, 2002, the Company has approximately $850,000 available under the line of credit, which matures in July, 2004, and has no scheduled amortization requirements. The Company also has a $20.0 million subordinated credit facility which expires in December, 2004, under which there are $6.0 million outstanding borrowings as of March 31, 2002. The line of credit contains restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. The subordinated credit facility contains similar, but less restrictive covenants than those of the line of credit. As of March 31, 2002 the Company's Net Leverage Ratio, and Net Interest Coverage Ratio as defined by the terms of the line of credit agreement are 2.40 and 4.9 to 1.0 respectively. The Company's ability to incur additional debt is limited by the terms line of credit facility in that the Net Leverage Ratio as defined cannot exceed 3.0 to 1.0 and the Net Interest Coverage Ratio must be greater than 3.0 to 1.0. In addition the Senior Note indenture limits the incurrence of additional indebtedness unless the consolidated fixed charge coverage ratio, as defined in the Indenture, is greater than 2.0 to 1.0 after given effect to such additional indebtedness. The Company's common stock is not publicly traded and therefore its ability to raise equity financing is not as readily available as companies that have publicly traded common stock.

     Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of 2002, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2002. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position and/or materially adversely affect the Company's business, results of operations or financial condition. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increase in interest rates could have a negative impact on net income.

     The Senior Notes, the line of credit facility and the subordinated credit facility expire in the second half of 2004. The Company intends to refinance the long-term debt facilities prior to their expiration. The Company will explore a variety of refinancing options including; new borrowing facilities, private equity offerings, initial public equity offerings, and strategic partnering, but at this time there are no definitive plans in place. There can be no assurances that long-term financing will be available to the Company on acceptable terms. The Company's inability to obtain acceptable long-term financing may negatively impact the Company's competitive position and or materially adversely affect the Company's business, results of operations or financial condition.

SEPTEMBER 11 EVENTS

     The terrorist attacks of September 11, 2001, resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four of our clubs located in downtown Manhattan. Three of the effected four clubs have been reopened and were back in operation prior to October 2001. Because of its close proximity to the World Trade Center the fourth club, although not structurally damaged, remains closed.

     The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter of 2001 a $175,000 insurance receivable was recorded representing our estimate of costs incurred in September 2001. Such costs include rent, payroll, benefits, and other club operating costs incurred during periods of club closure. In February 2002 we received an initial policy payment of $350,000, from our insurance carrier covering the receivable and an advance payment in reimbursement of business interruption losses.

     Although the Company has business interruption insurance to cover certain lost profits at this fourth location, we cannot predict with any degree of certainty what future amounts will actually be received from the insurance carrier. Furthermore management cannot at this time determine whether the assets related to this club location have been permanently impaired. We will continue to gather information to better assess whether or not the assets of this club have been permanently impaired. We are communicating with our insurance carrier on an ongoing basis in order to better assess the relief we could expect to receive for such coverage.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q of the Company for the three month period ended March 31, 2002 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

10.14 First Amendment to the Subordinated Credit Agreement among the Company and CapitalSource Finance LLC dated November 1,
       2001.
10.15 Second Amendment to the Subordinated Credit Agreement among the Company and CapitalSource Finance LLC dated February 28,
       2002.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   TOWN SPORTS INTERNATIONAL, INC.
                   (Registrant)

DATE: May 7, 2002  By: /s/ RICHARD PYLE
                   ----------------------------------------------------
                   Richard Pyle
                   Chief Financial Officer, Office of the President
                   (principal financial, accounting officer)

DATE: May 7, 2002  By: /s/ MARK SMITH
                   ----------------------------------------------------
                   Mark Smith
                   Chairman
                   (principal executive officer)