Form 10-Q
period 2002-06-30
TOWN SPORTS INTERNATIONAL INC
filed 2002-08-06
CIK 1029787

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                          [X] Yes               [ ] No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,028,698.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2002

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 2001 and June 30, 2002..........................    2
     b) Condensed Consolidated Statements of Operations for
        the three and six months ended June 30, 2001 and
        2002................................................    3
     c) Condensed Consolidated Statements of Cash Flows for
        the six months ended June 30, 2001 and 2002.........    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    8
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   14
  Item 2. Changes in Securities.............................   14
  Item 3. Defaults upon Senior Securities...................   14
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   14
  Item 5. Other Information.................................   14
  Item 6. Exhibits and Reports on Form 8-K..................   14
SIGNATURES..................................................   15

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                      DECEMBER 31, 2001 AND JUNE 30, 2002

                                                              DECEMBER 31,    JUNE 30,
                                                                  2001          2002
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  5,458      $  4,831
  Accounts receivable.......................................       1,355           865
  Inventory.................................................       1,326         1,420
  Prepaid expenses and other current assets.................       3,113         3,726
                                                                --------      --------
         Total current assets...............................      11,252        10,842
Fixed assets, net of accumulated depreciation of $78,680 and
  $91,488 at December 31, 2001 and June 30, 2002,
  respectively..............................................     200,120       210,116
Goodwill (net of accumulated amortization of $13,557).......      42,145        41,550
Intangible assets, net of accumulated amortization of
  $15,325 and $17,189 at December 31, 2001 and June 30,
  2002, respectively........................................       6,515         4,923
Deferred tax asset..........................................      19,092        21,167
Deferred membership costs...................................      14,748        15,237
Other assets................................................       2,133         1,913
                                                                --------      --------
         Total assets.......................................    $296,005      $305,748
                                                                ========      ========
        LIABILITIES, REDEEMABLE SENIOR PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................    $  4,015      $  4,672
  Accounts payable..........................................       7,615         2,067
  Accrued expenses..........................................      18,474        18,402
  Corporate income taxes payable............................         444         1,777
  Deferred revenue..........................................      23,269        28,425
                                                                --------      --------
         Total current liabilities..........................      53,817        55,343
Long-term debt and capital lease obligations................     159,964       157,020
Deferred lease liabilities..................................      21,510        22,630
Deferred revenue............................................       3,609         4,702
Other liabilities...........................................       4,783         7,887
                                                                --------      --------
         Total liabilities..................................     243,683       247,582
                                                                --------      --------
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $57,416 and $60,961 at December 31,
  2001, and June 30, 2002, respectively; authorized 100,000
  shares; 40,000 shares issued and outstanding at December
  31, 2001 and June 30, 2002................................      54,687        58,302
                                                                --------      --------
Stockholders' deficit:
  Series A preferred stock, at liquidation value............      30,432        32,562
  Series B preferred stock, at liquidation value............         265           284
  Class A voting common stock, $.001 par value; 1,028,698
    shares issued and outstanding...........................           1             1
  Paid-in capital...........................................      11,695        12,250
  Unearned compensation.....................................        (422)         (376)
  Foreign currency translation adjustment...................          21           140
  Accumulated deficit.......................................     (44,357)      (44,997)
                                                                --------      --------
         Total stockholders' deficit........................      (2,365)         (136)
                                                                --------      --------
         Total liabilities, redeemable senior preferred
          stock and stockholders' deficit...................    $296,005      $305,748
                                                                ========      ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                               ALL FIGURES $'000

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               --------------------------   --------------------------
                                                  2001           2002          2001           2002
                                               -----------    -----------   -----------    -----------
                                               (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues:
  Club operations............................    $70,041        $79,546      $136,881       $155,920
  Fees and other.............................        824            908         1,624          1,842
                                                 -------        -------      --------       --------
                                                  70,865         80,454       138,505        157,762
                                                 -------        -------      --------       --------

Operating expenses:
  Payroll and related (includes $240 and $320
     of compensation expense in connection
     with stock options, recorded in equity
     for the three months ended June 30, 2001
     and 2002, respectively; and $635 and
     $601 for the six months ended June 30,
     2001 and 2002, respectively.)...........     27,641         33,168        54,642         64,440
  Club operating.............................     21,315         24,028        42,399         48,342
  General and administrative.................      4,723          4,907         9,001          9,885
  Depreciation and amortization..............      7,913          7,979        15,755         15,944
                                                 -------        -------      --------       --------
                                                  61,592         70,082       121,797        138,611
                                                 -------        -------      --------       --------
  Operating income...........................      9,273         10,372        16,708         19,151
Interest expense.............................      3,714          4,160         7,565          8,284
Interest income..............................       (116)           (38)         (263)           (77)
                                                 -------        -------      --------       --------
  Income before provision for corporate
     income tax and cumulative effect of
     change in accounting principle..........      5,675          6,250         9,406         10,944
Provision for corporate income tax...........      2,688          2,790         4,542          5,130
                                                 -------        -------      --------       --------
  Income before cumulative effect of a change
     in accounting principle.................      2,987          3,460         4,864          5,814
  Cumulative effect of a change in accounting
     principle, net of income tax benefit of
     $612....................................         --             --            --            689
                                                 -------        -------      --------       --------
  Net Income.................................      2,987          3,460         4,864          5,125
Accreted dividends on preferred stock........     (2,487)        (2,815)       (4,943)        (5,594)
                                                 -------        -------      --------       --------
  Net income (loss) attributable to common
     stockholders............................    $   500        $   645      $    (79)      $   (469)
                                                 =======        =======      ========       ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                               ALL FIGURES $'000

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 2001           2002
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $  4,864       $  5,125
                                                               --------       --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     15,755         15,944
  Goodwill impairment write-off.............................         --          1,301
  Compensation expense in connection with stock options.....        635            601
  Noncash rental expense, net of noncash rental income......      1,432            904
  Share of net income in affiliated companies...............       (366)          (324)
  Amortization of debt issuance costs.......................        941            946
  Change in certain working capital components..............      6,306          6,356
  Increase in deferred tax asset............................     (2,043)        (2,075)
  Increase in deferred membership costs.....................     (1,270)          (489)
  Other.....................................................        158            130
                                                               --------       --------
    Total adjustments.......................................     21,548         23,294
                                                               --------       --------
    Net cash provided by operating activities...............     26,412         28,419
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures, net of effects of acquired
    businesses..............................................    (20,425)       (27,533)
  Acquisition of businesses.................................       (301)          (348)
  Intangible and other assets...............................       (219)           220
  Landlord contributions....................................        210          3,452
                                                               --------       --------
    Net cash used in investing activities...................    (20,735)       (24,209)
                                                               --------       --------
Cash flows from financing activities:
  Net line of credit borrowings (repayment).................      1,000         (5,000)
  Subordinated credit borrowings, net of expenses...........         --          2,810
  Repayments of notes for acquired businesses and capital
    lease obligations borrowings............................     (1,738)        (2,647)
                                                               --------       --------
    Net cash used in financing activities...................       (738)        (4,837)
                                                               --------       --------
    Net increase (decrease) in cash and cash equivalents....      4,939           (627)
Cash and cash equivalents at beginning of period............      3,365          5,458
                                                               --------       --------
    Cash and cash equivalents at end of period..............      8,304          4,831
                                                               ========       ========
Summary of change in certain working capital components, net of effects of acquired businesses:
  Decrease in accounts receivable...........................   $    198            201
  Increase in inventory.....................................       (503)           (94)
  Decrease (increase) in prepaid expenses, prepaid income
    taxes and other current assets..........................      1,507           (289)
  (Decrease) increase in accounts payable and accrued
    expenses................................................       (126)           547
  Increase in deferred revenue..............................      5,230          5,991
                                                               --------       --------
    Net changes in working capital..........................   $  6,306          6,356
                                                               ========       ========
  Supplemental disclosures of cash flow information:

     The Company assumed $445 of long term debt in connection with a club acquisition during the six months ended June 30, 2002.

     Noncash investing and financing activities:

     The Company acquired $1,889 and $1,565 of club equipment financed by lessors during the six months ended June 30, 2002 and June 30, 2001, respectively.

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND JUNE 30, 2002
                            ALL FIGURES (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments, except for the cumulative effect of a change in accounting principle, are of a normal and recurring nature. The results for the three and the six months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                              DECEMBER 31,    JUNE 30,
                                                                  2001          2002
                                                                ($'000)        ($'000)
                                                              ------------    ---------
Series B 9 3/4% Senior Notes, due 2004......................    $125,000      $125,000
Line of credit borrowings...................................      22,745        17,768
Subordinated credit borrowings..............................       6,000         9,000
Notes payable for acquired businesses.......................       2,931         2,383
Capital lease obligations...................................       7,303         7,541
                                                                --------      --------
                                                                 163,979       161,692
Less, Current portion due within one year...................       4,015         4,672
                                                                --------      --------
Long-term portion...........................................    $159,964      $157,020
                                                                ========      ========

     The Company has a line of credit, with its principal banks for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were $17.8 million of Eurodollar borrowings outstanding as of June 30, 2002 and outstanding letters of credit issued totaled $1.9 million. As of June 30, 2002 the interest rate charged on the outstanding Eurodollar borrowings was 4.50%. The unutilized portion of the line of credit as of June 30, 2002 was $5.4 million. This line of credit expires on July 15, 2004.

     The line of credit contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends.

     In November 2000, the Company entered into a Subordinated Credit Agreement (the "Agreement") which provides for up to $20.0 million of principal borrowings and expires December 31, 2004. The interest on principal borrowings accrues at the greater of 12.75% or the bank's prime rate plus 3.0% per annum. On a monthly basis, 9.75% is payable and the remaining 3.0% is accruable or payable at the option of the Company through maturity. As of June 30, 2002 the rate in effect was 12.75%. There were $9.0 million of outstanding borrowings under the agreement as of June 30, 2002. The Agreement contains similar, but less restrictive covenants than those of the line of credit.

3.  SEPTEMBER 11 EVENTS

     The terrorist attacks of September 11, 2001 ("the September 11 events"), resulted in a tremendous loss of life and property. Secondarily, those events interrupted the operations at four of our clubs located in downtown Manhattan. Three of the effected four clubs have been reopened and were back in operation by October 2001. Because of its close proximity to the World Trade Center, the fourth club, although not structurally damaged, remains closed.

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

4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements significantly affect the financial accounting and the reporting for business combinations, goodwill and intangible assets. SFAS 142 requires that goodwill be allocated to reporting units and that goodwill and intangibles assets with indefinite useful lives not be amortized over their useful lives, but rather be tested for impairment upon implementation of this standard and at least annually thereafter. Amortizable intangible assets will be subject to the impairment provisions of Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Consequently, there is no transitional impairment test for these assets. However, SFAS 142 requires that the useful lives of these amortizable intangible assets be reassessed. The transitional impairment test should be completed in the first interim period (or in case of goodwill in the first six months) of the fiscal year in which SFAS 142 is adopted, and any resulting impairment loss should be recognized as the effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS 142 is adopted should be reported as a component of income from continuing or discontinued operations, as appropriate. These statements apply to all business combinations that are initiated or completed after June 30, 2001 and the effective date of these pronouncements for the Company is January 1, 2002.

     Effective January 1, 2002 the Company implemented SFAS 142. There were no changes to the estimated useful lives of amortizable intangible assets due to the SFAS 142 implementation. In connection with the SFAS 142 transition impairment test the Company recorded a $1.3 million write-off of goodwill. A deferred tax benefit of $612,000 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689,000, in the first quarter of 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

     A reconciliation of reported net income for the three and six month periods June 30, 2001 to net income adjusted for the impact of SFAS 142 over that same period is as follows:

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30, 2001       JUNE 30, 2001
                                                                   (000'S)             (000'S)
                                                              ------------------   ----------------
Net income as reported......................................        $2,987              $4,864
Goodwill amortization.......................................         1,070               2,166
Deferred tax benefit........................................          (365)               (730)
                                                                    ------              ------
Net income as adjusted......................................        $3,692              $6,300
                                                                    ======              ======

     A summary of the Company's acquired amortizable intangible assets as of June 30, 2002 is as follows:

                                                               AS OF JUNE 30, 2002
                                                                     (000'S)
                                        ------------------------------------------------------------------
                                        GROSS CARRYING AMOUNT   ACCUMULATED AMORTIZATION   NET INTANGIBLES
      ACQUIRED INTANGIBLE ASSETS        ---------------------   ------------------------   ---------------
Membership Lists......................         $ 9,834                  $ (9,656)               $178
Covenants-not-to-compete..............           1,276                    (1,023)                253
Beneficial Lease......................             223                      (157)                 66
                                               -------                  --------                ----
                                               $11,333                  $(10,836)               $497
                                               =======                  ========                ====

     The amortization expense of the above acquired intangible assets for each of the five years ending December 31, 2006 will be as follows:

           AGGREGATE AMORTIZATION EXPENSE (000'S)
           --------------------------------------
For the year ended 12/31/02(a)..............................  $1,053
For the year ended 12/31/03.................................     265
For the year ended 12/31/04.................................      19
For the year ended 12/31/05.................................      11
For the year ended 12/31/06.................................      10
                                                              ------
                                                              $1,358
                                                              ======

---------------

(a) Amortization expense for the three and six months ended June 30, 2002 amounted to $417 and $861 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of June 30, 2002, we operated 127 clubs that collectively served approximately 337,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target customers' areas of both employment and residence. Our target customer is college-educated, typically between the ages of 18 and 54 and earns an annual income in excess of fifty thousand dollars.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of June 30, 2002, approximately 45% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club ("NYSC") brand name. We are the largest fitness club operator in Manhattan with 36 locations and operate a total of 83 clubs under the NYSC name within a defined radius of New York City. We operate 20 clubs in the Boston region and 15 clubs in the Washington, DC region under our Boston Sports Club ("BSC") and Washington Sports Club ("WSC") trade names, respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club ("PSC") trade name. In addition we operate three clubs in Switzerland. We employ localized trade names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

HISTORICAL CLUB GROWTH

     The following table sets forth our club growth during each of the quarters in 2001 and each of the first two quarters in 2002.

                                                            2001                      2002
                                              ---------------------------------    -----------
                                              Q1     Q2     Q3     Q4     TOTAL     Q1     Q2
                                              ---    ---    ---    ---    -----    ----    ---
Clubs at beginning of period..............    105    108    110    112     105      119    126
Greenfield clubs(a).......................      2      2      1      7      12        6      1
Acquired clubs............................      1     --      1     --       2        1     --
                                              ---    ---    ---    ---     ---     ----    ---
Clubs at end of period(b).................    108    110    112    119     119      126    127
                                              ===    ===    ===    ===     ===     ====    ===
Number of partly owned clubs included at
  the end of the period...................      2      2      2      2       2        2      2

---------------

(a) A "Greenfield club" is a new location constructed by the Company.

(b) As described in the September 11 Events discussion, a single club has been temporarily closed due to its proximity to the World Trade Center. This club is included in the total clubs at the end of period for all periods presented.

Note: The Company includes in the club count wholly and partly owned clubs. In addition to the above count, as of December 31, 2001 and June 30, 2002 the Company managed two additional clubs, in which it did not have an equity stake.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                               THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              --------------    --------------
                                                              2001     2002     2001     2002
                                                              -----    -----    -----    -----
Revenue.....................................................  100.0%   100.0%   100.0%   100.0%
                                                              -----    -----    -----    -----
Operating expenses
  Payroll and related.......................................   39.0     41.2     39.5     40.8
  Club operating............................................   30.1     29.9     30.6     30.6
  General and administrative................................    6.7      6.1      6.5      6.3
  Depreciation and amortization.............................   11.2      9.9     11.4     10.1
                                                              -----    -----    -----    -----
  Operating income..........................................   13.0     12.9     12.0     12.2
Interest expense............................................    5.2      5.1      5.5      5.3
Interest income.............................................   (0.2)      --     (0.2)      --
                                                              -----    -----    -----    -----
  Income before provision for corporate income tax..........    8.0      7.8      6.7      6.9
Provision for corporate income tax..........................    3.8      3.5      3.3      3.2
                                                              -----    -----    -----    -----
Income before cumulative effect of change in accounting
  principle.................................................    4.2      4.3      3.4      3.7
Cumulative effect of a change in accounting principle, net
  of income tax benefit.....................................     --       --       --      0.4
                                                              -----    -----    -----    -----
  Net income................................................    4.2      4.3      3.4      3.3
Accreted dividends on preferred stock.......................   (3.5)    (3.5)    (3.6)    (3.5)
                                                              -----    -----    -----    -----
  Net income (loss) attributable to common stockholders.....    0.7%     0.8%    (0.2)%   (0.2)%
                                                              =====    =====    =====    =====

  Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues. Revenues increased approximately $9.6 million, or 13.5%, to $80.5 million during the quarter ended June 30, 2002 from $70.9 million in the quarter ended June 30, 2001. This increase resulted from the 14 clubs opened or acquired the last two quarters of 2000 (approximately $1.2 million), 14 opened or acquired during 2001 (approximately $4.7 million) and the eight clubs opened or acquired in the first six months of 2002 (approximately $1.6 million). In addition, revenues increased during the quarter by approximately $2.5 million or 4.1%, at the Company's mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is due to three factors: 2.0% due to an increase in membership, 1.7% from price increases and 0.4% from an increase in ancillary revenue. These increases were partially offset by a decrease in revenue at our downtown Manhattan club that has been temporarily closed because of the September 11 events.

     Operating Expenses. Operating expenses increased $8.5 million, or 13.8%, to $70.1 million in the quarter ended June 30, 2002, from $61.6 million in the quarter ended June 30, 2001. The increase was primarily due to a 15.3% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 369 in the quarter ended June 30, 2002 from 320 in the quarter ended June 30, 2001, in addition to the following factors:

          Payroll and related increased by $5.5 million, or 20.0% to $33.2 million in the quarter ended June 30, 2002, from $27.6 million in the quarter ended June 30, 2001. This increase was principally attributable to the acquisition or opening of 14 clubs in 2001 and the eight clubs opened or acquired in the first six months of 2002. Payroll and related also increased due to increases in health and worker's compensation insurance, information technology staffing and payroll associated with fee-for-service programs.

          Club operating increased by $2.7 million or 12.7% to $24.0 million in the quarter ended June 30, 2002, from $21.3 million in the quarter ended June 30, 2001. This increase is primarily attributable to the acquisition or opening of nine clubs in the last two quarters of 2001 and eight clubs opened or acquired in the first six months of 2002.

          General and administrative increased by $184,000, or 3.9% to $4.9 million in the quarter ended June 30, 2002, from $4.7 million, in the quarter ended June 30, 2001. This increase is attributable to a $288,000 increase in casualty insurance offset by decreases in other administrative costs.

          Depreciation and amortization increased by $66,000, or 0.8% to $8.0 million in the quarter ended June 30, 2002, from $7.9 million in the quarter ended June 30, 2001. A $1.2 million increase in depreciation and amortization is principally attributable to a full period of depreciation and amortization for fixed assets, additions, acquisitions or club openings since January 1, 2001 and the increase of fixed assets arising out of the acquisition or opening of eight new clubs during the first quarter of 2002. This was partially offset by a $1.1 million decrease in goodwill amortization.

     Interest Expense. Interest expense increased $446,000 to $4.2 million during the quarter ended June 30, 2002, from $3.7 million in the quarter ended June 30, 2001. This increase was primarily due to increased line of credit and subordinated debt borrowings associated with the Company's expansion.

     Interest Income. Interest income decreased $78,000 to $38,000 during the quarter ended June 30, 2002 from $116,000 in the quarter ended June 30, 2001. The decrease in interest income was due to lower levels of cash on hand earning lower interest rates in the quarter ended June 30, 2002 when compared to the same period of 2001.

     Provision for Corporate Income Tax. The income tax provision for the quarter ended June 30, 2002 was $2.8 million compared to $2.7 million for the quarter ended June 30, 2001. The effective tax rate decreased from 47.4% to 44.6% for the quarter ended June 30, 2002 when compared to the quarter ended June 30, 2001. This decrease is principally due to permanent differences related to goodwill amortization recorded in 2001, while in 2002 such amortization was not recorded due to implementation of SFAS 142.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $328,000 to $2.8 million during the quarter ended June 30, 2002, from $2.5 million in the quarter ended June 30, 2001. This increase is a result of the compounding of accreted dividends.

  Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenues. Revenues increased approximately $19.3 million, or 13.9%, to $157.8 million for the six months ended June 30, 2002, from $138.5 million for the six months ended June 30, 2001. This increase resulted from the 14 clubs opened or acquired the last two quarters of 2000 (approximately $2.8 million), 14 opened or acquired during 2001 (approximately $9.1 million) and the eight clubs opened or acquired in the first six months of 2002 (approximately $2.4 million). In addition, revenues increased during the six months by approximately $5.3 million or 4.4%, at the Company's mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is due to three factors: 2.6% due to an increase in membership, 1.5% from price increases and 0.3% from an increase in ancillary revenue. These increases were partially offset by a decrease in revenue at our downtown Manhattan club that has been temporarily closed because of the September 11 events.

     Operating Expenses. Operating expenses increased $16.8 million, or 13.8% to $138.6 million for the six months ended June 30, 2002, from $121.8 million for the six months ended June 30, 2001. The increase was primarily due to a 14.6% increase in total months of club operations to 728 for the six months ended June 30, 2002 from 635 for the six months ended June 30, 2001, in addition to the following factors:

          Payroll and related increased by $9.8 million, or 17.9% to $64.4 million for the six months ended June 30, 2002, from $54.6 million for the six months ended June 30, 2001. This increase was principally attributable to the acquisition or opening of 14 clubs in 2001 and the eight opened or acquired clubs in the first six months of 2002.

          Club operating increased by $5.9 million or 14.0% to $48.3 million for the six months ended June 30, 2002, from $42.4 million for the six months ended June 30, 2001. This increase is attributable to the acquisition or opening of nine clubs in the last two quarters of 2001 and eight opened or acquired clubs in the first six months of 2002.

          General and administrative increased by $884,000, or 9.8% to $9.9 million for the six months ended June 30, 2002, from $9.0 million, for the six months ended June 30, 2001. This increase is principally attributable to a $743,000 increase in casualty insurance.

          Depreciation and amortization increased by $189,000, or 1.2% to $15.9 million for the six months ended June 30, 2002, from $15.8 million for the six months ended June 30, 2001. The $2.3 million increase in depreciation and amortization is principally attributable to a full period of depreciation and amortization for fixed assets, additions, acquisitions or club openings since January 1, 2001 and the increase of fixed assets arising out of the acquisition or opening of eight new clubs during the first six months of 2002. This was partially offset by a $2.2 million decrease in goodwill amortization.

     Interest Expense. Interest expense increased $719,000 to $8.3 million for the six months ended June 30, 2002, from $7.6 million for the six months ended June 30, 2001. This increase was primarily due to increased line of credit and subordinated debt borrowings associated with the Company's expansion.

     Interest Income. Interest income decreased $186,000 to $77,000 for the six months ended June 30, 2002, from $263,000 for the six months ended June 30, 2001. This decrease is primarily due to lower levels of cash on hand earning lower interest rates in the six months ended June 30, 2002 when compared to the same period of 2001.

     Provision for Corporate Income Tax. The income tax provision for the six months ended June 30, 2002 was $5.1 million compared to a tax provision of $4.5 million for the six months ended June 30, 2001. The effective tax rate decreased from 48.3% to 46.9% for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. This decrease is principally due to permanent timing differences related to goodwill amortization recorded in 2001; while in 2002 such amortization was not recorded due to the implementation of SFAS 142.

     Cumulative Effect of Change in Accounting Principle. In connection with the implementation of SFAS 142 the Company recorded a goodwill write-off of $1.3 million, in the first quarter of 2002. A deferred tax benefit of $612,000 was recorded in connection with this goodwill write-off resulting in a net cumulative effect of change in Accounting Principle of $689,000 during the six months ended June 30, 2002.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $651,000 to $5.6 million during the six months ended June 30, 2002, from $4.9 million during the six months ended June 30, 2001. This increase is a result of the compounding of accreted dividends.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2002 was $28.4 million compared to $26.4 million for the six months ended June 30, 2001, an increase of $2.0 million. Cash flows from operations has improved as the profitability of the mature club base and the clubs opened or acquired during the last two quarters of 2000, continues to improve. The balance of the increase is principally due to an increase in the working capital deficit of the Company. The Company received a tax refund of approximately $1.2 million during the first six months of 2001. Excluding cash and cash equivalents, the Company normally operates with a working capital deficit because it receives dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, the Company has no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, the Company records a deferred revenue liability. Management believes that the Company's working capital deficit is an important source of cash flow from operating activities that it believes will continue to grow as the Company's membership revenues increase.

     Investing Activities. The Company invested $24.2 million in capital expenditures and a club acquisition net of landlord contributions during the six months ended June 30, 2002. The Company currently estimates total capital expenditure and asset acquisition requirements for the remaining six months of 2002 to approximate $17.3 million, which includes $6.1 million to renovate and expand certain existing clubs, $4.1 million to maintain certain existing clubs and $1.1 million to further upgrade its management information systems.

     Financing Activities. As of June 30, 2002, the Company had $125.0 million of Senior Notes outstanding. Under the provisions of the Senior Note Indenture, the Company may not issue additional Senior Notes without modification of the indenture with the bondholders' consent. The Company's line of credit with its principal bank provides for direct borrowings and letters of credit of up to $25.0 million. As of June 30, 2002, $17.8 million of Eurodollar borrowings are outstanding under this line at an interest rate of 4.50%. As of June 30, 2002, the Company has approximately $5.4 million available under the line of credit, which matures in July 2004, and has no scheduled amortization requirements. The Company also has a $20.0 million subordinated credit facility which expires in December, 2004, under which there are $9.0 million of outstanding borrowings as of June 30, 2002. As of June 30, 2002 the interest rate charged on outstanding subordinated debt was 12.75%. The line of credit contains restrictive covenants including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. The subordinated credit facility contains similar, but less restrictive covenants than those of the line of credit. As of June 30, 2002 the Company's Net Leverage Ratio, and Net Interest Coverage Ratio as defined by the terms of the line of credit agreement are 2.3 and 4.8 to 1.0, respectively. The Company's ability to incur additional debt is limited by the terms line of credit facility in that the Net Leverage Ratio, as defined, cannot exceed 3.0 to 1.0 and the Net Interest Coverage Ratio must be greater than 3.0 to 1.0. In addition the Senior
Note indenture limits the incurrence of additional indebtedness unless the consolidated fixed charge coverage ratio, as defined in the Indenture, is greater than 2.0 to 1.0 after giving effect to such additional indebtedness. The Company's common stock is not publicly traded and therefore its ability to raise equity financing is not as readily available as for companies that have publicly traded common stock.

     Although management believes that the Company will be able to obtain or generate sufficient funds to finance the Company's current operating and growth plans through the end of 2003, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require the Company to pursue additional sources of financing prior to the end of 2003. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact the Company's competitive position and/or materially adversely affect the Company's business, results of operations or financial condition. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income.

     The Senior Notes, the line of credit facility and the subordinated credit facility expire in the second half of 2004. The Company intends to refinance the long-term debt facilities prior to their expiration. The Company will explore a variety of refinancing options including: new borrowing facilities, private equity offerings, initial public equity offerings, and strategic partnering, but at this time there are no definitive plans in place. There can be no assurances that long-term financing will be available to the Company on acceptable terms. The Company's inability to obtain acceptable long-term financing may negatively impact the Company's competitive position and or materially adversely affect the Company's business, results of operations or financial condition.

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

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q of the Company for the six month period ended June 30, 2002 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibit 99.1  Certification of Chief Executive Officer.

     Exhibit 99.2  Certification of Chief Financial Officer.

     Exhibit 99.3  Certification of Vice President, Finance.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          TOWN SPORTS INTERNATIONAL, INC.
                                                          (Registrant)


DATE: August 6, 2002                                      By: /s/ RICHARD PYLE
                                                          --------------------------------------------------------
                                                              Richard Pyle
                                                              Chief Financial Officer, Office of the President
                                                              (principal financial, accounting officer)


DATE: August 6, 2002                                      By: /s/ ROBERT GIARDINA
                                                          --------------------------------------------------------
                                                              Robert Giardina
                                                              Chief Executive Officer
                                                              (principal executive officer)