Form 10-Q
period 2002-09-30
TOWN SPORTS INTERNATIONAL INC
filed 2002-11-04
CIK 1029787

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 2001 and September 30, 2002.....................    2
     b) Condensed Consolidated Statements of Operations for
        the three and nine months ended September 30, 2001
        and 2002............................................    3
     c) Condensed Consolidated Statements of Cash Flows for
        the nine months ended September 30, 2001 and 2002...    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    8
  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.......................................   13
  Item 4. Controls and Procedures...........................   13
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   14
  Item 2. Changes in Securities.............................   14
  Item 3. Defaults upon Senior Securities...................   14
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   14
  Item 5. Other Information.................................   14
  Item 6. Exhibits and Reports on Form 8-K..................   14
SIGNATURES..................................................   15
  Sarbanes-Oxley Section 302(a) certification...............   16

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                    DECEMBER 31, 2001 AND SEPTEMBER 30, 2002

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2002
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  5,458       $  5,063
  Accounts receivable.......................................       1,355            664
  Inventory.................................................       1,326          1,443
  Prepaid expenses and other current assets.................       3,113          4,635
                                                                --------       --------
         Total current assets...............................      11,252         11,805
Fixed assets, net of accumulated depreciation of $78,680 and
  $98,013 at December 31, 2001 and September 30, 2002,
  respectively..............................................     200,120        208,358
Goodwill, net of accumulated amortization of $13,557 and
  $12,988 at December 31, 2001 and September 30, 2002,
  respectively..............................................      42,145         41,457
Intangible assets, net of accumulated amortization of
  $15,325 and $17,760 at December 31, 2001 and September 30,
  2002, respectively........................................       6,515          4,352
Deferred tax asset..........................................      19,092         21,577
Deferred membership costs...................................      14,748         15,166
Other assets................................................       2,133          1,846
                                                                --------       --------
         Total assets.......................................    $296,005       $304,561
                                                                ========       ========
                    LIABILITIES, REDEEMABLE SENIOR PREFERRED STOCK AND
                              STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................    $  4,015       $  4,580
  Accounts payable..........................................       7,615          3,159
  Accrued expenses..........................................      18,474         24,783
  Corporate income taxes payable............................         444            182
  Deferred revenue..........................................      23,269         27,622
                                                                --------       --------
         Total current liabilities..........................      53,817         60,326
Long-term debt and capital lease obligations................     159,964        148,929
Deferred lease liabilities..................................      21,510         23,136
Deferred revenue............................................       3,609          3,798
Other liabilities...........................................       4,783          7,755
                                                                --------       --------
         Total liabilities..................................     243,683        243,944
                                                                --------       --------
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $57,416 and $62,668 at December 31,
  2001, and September 30, 2002, respectively; authorized
  100,000 shares; 40,000 shares issued and outstanding at
  December 31, 2001 and September 30, 2002..................      54,687         60,194
                                                                --------       --------
Stockholders' (deficit) equity:
  Series A preferred stock, at liquidation value............      30,432         33,702
  Series B preferred stock, at liquidation value............         265            294
  Class A voting common stock, $.001 par value; 1,028,698
    shares issued and outstanding...........................           1              1
  Paid-in capital...........................................      11,695         12,538
  Unearned compensation.....................................        (422)          (364)
  Foreign currency translation adjustment...................          21            163
  Accumulated deficit.......................................     (44,357)       (45,911)
                                                                --------       --------
         Total stockholders' (deficit) equity...............      (2,365)           423
                                                                --------       --------
         Total liabilities, redeemable senior preferred
           stock and stockholders' (deficit) equity.........    $296,005       $304,561
                                                                ========       ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                               ALL FIGURES $'000

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                               --------------------------   --------------------------
                                                  2001           2002          2001           2002
                                               -----------    -----------   -----------    -----------
                                               (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues:
  Club operations............................    $71,269        $80,678      $208,150       $236,598
  Fees and other.............................      1,119          1,093         2,743          2,935
                                                 -------        -------      --------       --------
                                                  72,388         81,771       210,893        239,533
                                                 -------        -------      --------       --------

Operating expenses:
  Payroll and related........................     28,724         32,893        83,366         97,333
  Club operating.............................     23,455         27,443        65,854         75,785
  General and administrative.................      5,033          5,040        14,034         14,924
  Depreciation and amortization..............      8,047          7,824        23,802         23,768
                                                 -------        -------      --------       --------
                                                  65,259         73,200       187,056        211,810
                                                 -------        -------      --------       --------
  Operating income...........................      7,129          8,571        23,837         27,723
Interest expense.............................      3,713          4,112        11,278         12,398
Interest income..............................        (84)           (38)         (347)          (116)
                                                 -------        -------      --------       --------
  Income before provision for corporate
     income tax and cumulative effect of
     change in accounting principle..........      3,500          4,497        12,906         15,441
Provision for corporate income tax...........      1,856          2,368         6,398          7,498
                                                 -------        -------      --------       --------
  Income before cumulative effect of a change
     in accounting principle.................      1,644          2,129         6,508          7,943
  Cumulative effect of a change in accounting
     principle, net of income tax benefit of
     $612....................................         --             --            --            689
                                                 -------        -------      --------       --------
  Net income.................................      1,644          2,129         6,508          7,254
Accreted dividends on preferred stock........     (2,612)        (2,958)       (7,555)        (8,552)
                                                 -------        -------      --------       --------
  Net loss attributable to common
     stockholders............................    $  (968)       $  (829)     $ (1,047)      $ (1,298)
                                                 =======        =======      ========       ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                               ALL FIGURES $'000

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2001           2002
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $  6,508       $  7,254
                                                               --------       --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     23,802         23,768
  Goodwill impairment write-off.............................         --          1,301
  Club closure costs........................................         --          1,095
  Compensation expense in connection with stock options.....        898            901
  Noncash rental expense, net of noncash rental income......      2,330          1,278
  Share of net income in affiliated companies...............       (581)          (523)
  Amortization of debt issuance costs.......................      1,412          1,435
  Change in certain working capital components..............     10,295          9,804
  Increase in deferred tax asset............................     (3,171)        (2,485)
  Increase in deferred membership costs.....................     (1,797)          (418)
  Other.....................................................         96            136
                                                               --------       --------
    Total adjustments.......................................     33,284         36,292
                                                               --------       --------
    Net cash provided by operating activities...............     39,792         43,546
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures, net of effects of acquired
    businesses..............................................    (36,494)       (34,324)
  Acquisition of businesses.................................     (1,201)          (348)
  Intangible and other assets...............................       (245)           287
  Landlord contributions....................................        275          3,467
                                                               --------       --------
    Net cash used in investing activities...................    (37,665)       (30,918)
                                                               --------       --------
Cash flows from financing activities:
  Net line of credit (repayment)............................     (1,000)       (12,000)
  Subordinated credit borrowings, net of expenses...........         --          2,810
  Repayments of notes for acquired businesses and capital
    lease obligations borrowings............................     (2,332)        (3,833)
                                                               --------       --------
    Net cash used in financing activities...................     (3,332)       (13,023)
                                                               --------       --------
    Net decrease in cash and cash equivalents...............     (1,205)          (395)
Cash and cash equivalents at beginning of period............      3,365          5,458
                                                               --------       --------
    Cash and cash equivalents at end of period..............   $  2,160       $  5,063
                                                               ========       ========
Summary of change in certain working capital components, net of effects of acquired businesses:
  (Increase) decrease in accounts receivable................   $   (105)      $    384
  Increase in inventory.....................................       (350)          (117)
  Decrease (increase) in prepaid expenses, prepaid income
    taxes and other current assets..........................      1,303           (999)
  Increase in accounts payable and accrued expenses.........      6,310          6,159
  Increase in deferred revenue..............................      3,137          4,377
                                                               --------       --------
    Net changes in working capital..........................   $ 10,295       $  9,804
                                                               ========       ========
  Supplemental disclosures of cash flow information:

     Noncash investing and financing activities:

     The Company assumed $445 of long-term debt in connection with a club acquisition during the nine months ended September 30, 2002.

     The Company acquired $1,889 and $1,565 of club equipment financed by lessors during the nine months ended September 30, 2002 and September 30, 2001, respectively.
         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND SEPTEMBER 30, 2002
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with our December 31, 2001 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments, except for the cumulative effect of a change in accounting principle and the club closure costs, are of a normal and recurring nature. The results for the three and the nine months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  2001            2002
                                                                ($'000)          ($'000)
                                                              ------------    -------------
Series B 9 3/4% Senior Notes, due 2004......................    $125,000        $125,000
Line of credit borrowings...................................      22,745          10,771
Subordinated credit borrowings..............................       6,000           9,000
Notes payable for acquired businesses.......................       2,931           2,232
Capital lease obligations...................................       7,303           6,506
                                                                --------        --------
                                                                 163,979         153,509
Less, Current portion due within one year...................       4,015           4,580
                                                                --------        --------
Long-term portion...........................................    $159,964        $148,929
                                                                ========        ========

     We have a line of credit, with our principal banks for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at our option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were $10.8 million of Eurodollar borrowings outstanding as of September 30, 2002 and outstanding letters of credit issued totaled $1.9 million. As of September 30, 2002 the interest rate charged on the outstanding Eurodollar borrowings was 4.38%. The unutilized portion of the line of credit as of September 30, 2002 was $12.4 million. This line of credit expires on July 15, 2004.

     The line of credit contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends.

     In November 2000, we entered into a Subordinated Credit Agreement (the "Agreement") which provides for up to $20.0 million of principal borrowings and expires December 31, 2004. The interest on principal borrowings accrues at the greater of 12.75% or the bank's prime rate plus 3.0% per annum. On a monthly basis, 9.75% is payable and the remaining 3.0% is accruable or payable at our option. As of September 30, 2002 there were $9.0 million of outstanding borrowings under the agreement and the rate in effect was 12.75%. The Agreement contains similar, but less restrictive covenants than those of the line of credit. The unutilized portion of this Agreement was $11.0 million as of September 30, 2002.

3.  SEPTEMBER 11 EVENTS

     The terrorist attacks of September 11, 2001 ("the September 11 events"), resulted in a tremendous loss of life and property. Secondarily, those events interrupted the operations at four of our clubs located in downtown Manhattan. Three of the effected four clubs and were back in operation by October 2001, while the fourth club was reopened in September 2002.

     We carry business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter of 2001 a $175,000 insurance receivable was recorded representing our estimate of costs incurred in September 2001. Such costs include rent, payroll, benefits, and other club operating costs incurred during periods of club closure. In February 2002 we received an initial policy payment of $350,000 from our insurance carrier covering the receivable and a payment in reimbursement of business interruption losses. In August 2002, a second policy payment of $250,000 was received.

     Although we have business interruption insurance to cover certain lost profits at all four clubs, we cannot predict with any degree of certainty what future amounts will actually be received from the insurance carrier. Furthermore we cannot, at this time, determine whether the assets related to the fourth club location have been permanently impaired. We will continue to gather information to better assess whether or not the assets of this club have been permanently impaired. We are communicating with our insurance carrier on an ongoing basis in order to better assess the relief we could expect to receive for such coverage.

4.  CLUB CLOSURE COSTS

     In the quarter ended September 30, 2002 we recorded a $1.1 million net write-off of fixed assets related to a club that has been scheduled for closure November 30, 2002. This club has been operating under a short term lease and we have not been able to extend the lease on acceptable economic terms. These club closure costs have been included with club operating expenses.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, ("SFAS 146") Accounting for Costs Associated with Exit or Disposal Activities, which we are required to adopt on January 1, 2003. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect that adoption of the standard will have a material adverse effect on our consolidated financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. The provisions of this statement are effective January 1, 2003. This Statement also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic impact similar to sale-leaseback transactions and amends certain other authoritative pronouncements. These provisions of SFAS No. 145, adopted in May 2002, had no impact on our consolidated financial position or results of operations. In the event we extinguish our long-term debt obligations prior to their original maturities, the related debt extinguishment costs will be reported within operating income, rather than an extraordinary item.

     In July 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements significantly affect the financial accounting and the reporting for business combinations, goodwill and intangible assets. SFAS 142 requires that goodwill be allocated to reporting units and that goodwill and intangibles assets with indefinite useful lives not be amortized over their useful lives, but rather be tested for impairment upon implementation of this standard and at least annually thereafter. Amortizable intangible assets will be subject to the impairment provisions of Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 142 required that the useful lives of these amortizable intangible assets be reassessed. These statements apply to all business combinations that are initiated or completed after June 30, 2001 and the effective date of these pronouncements is January 1, 2002.

     Effective January 1, 2002 we implemented SFAS 142. There were no changes to the estimated useful lives of amortizable intangible assets due to the SFAS 142 implementation. In connection with the SFAS 142 transition impairment test we recorded a $1.3 million write-off of goodwill. A deferred tax benefit of $612,000 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689,000, in the first quarter of 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

     A reconciliation of reported net income for the three and nine month periods September 30, 2001 to net income adjusted for the impact of SFAS 142 over that same period is as follows:

                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                                  (000'S)              (000'S)
                                                             ------------------   ------------------
Net income as reported.....................................        $1,644               $6,508
Goodwill amortization......................................         1,080                3,247
Deferred tax benefit.......................................          (328)                (984)
                                                                   ------               ------
Net income as adjusted.....................................        $2,396               $8,771
                                                                   ======               ======

     A summary of our acquired amortizable intangible assets as of September 30, 2002 is as follows:

                                                             AS OF SEPTEMBER 30, 2002
                                                                     (000'S)
                                        ------------------------------------------------------------------
                                        GROSS CARRYING AMOUNT   ACCUMULATED AMORTIZATION   NET INTANGIBLES
      ACQUIRED INTANGIBLE ASSETS        ---------------------   ------------------------   ---------------
Membership Lists......................         $ 9,834                  $ (9,691)               $143
Covenants-not-to-compete..............           1,276                    (1,067)                209
Beneficial Lease......................             223                      (160)                 63
                                               -------                  --------                ----
                                               $11,333                  $(10,918)               $415
                                               =======                  ========                ====

     The amortization expense of the above acquired intangible assets for each of the five years ending December 31, 2006 will be as follows:

           AGGREGATE AMORTIZATION EXPENSE (000'S)
           --------------------------------------
For the year ended 12/31/02(a)..............................  $1,071
For the year ended 12/31/03.................................     265
For the year ended 12/31/04.................................      19
For the year ended 12/31/05.................................      11
For the year ended 12/31/06.................................      10
                                                              ------
                                                              $1,376
                                                              ======

---------------

(a) Amortization expense of acquired intangible assets for the three and nine months ended September 30, 2002 amounted to $100 and $961, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 2002, we operated 128 clubs that collectively served approximately 339,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target customers' areas of both employment and residence. Our target customer is college-educated, typically between the ages of 18 and 54 and earns an annual income in excess of fifty thousand dollars.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of September 30, 2002, approximately 45% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club ("NYSC") brand name. We are the largest fitness club operator in Manhattan with 36 locations and operate a total of 83 clubs under the NYSC name within a defined radius of New York City. We operate 20 clubs in the Boston region and 16 clubs in the Washington, DC region under our Boston Sports Club ("BSC") and Washington Sports Club ("WSC") trade names, respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club ("PSC") trade name. In addition we operate three clubs in Switzerland. We employ localized trade names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

HISTORICAL CLUB GROWTH

     The following table sets forth our club growth during each of the quarters in 2001 and each of the first three quarters in 2002.

                                                     2001                          2002
                                       ---------------------------------    ------------------
                                       Q1     Q2     Q3     Q4     TOTAL     Q1     Q2     Q3
                                       ---    ---    ---    ---    -----    ----    ---    ---
Clubs at beginning of period.......    105    108    110    112     105      119    126    127
Greenfield clubs(a)................      2      2      1      7      12        6      1      1
Acquired clubs.....................      1     --      1     --       2        1     --     --
                                       ---    ---    ---    ---     ---     ----    ---    ---
Clubs at end of period(b)..........    108    110    112    119     119      126    127    128
                                       ===    ===    ===    ===     ===     ====    ===    ===
Number of partly owned clubs
  included at the end of the
  period...........................      2      2      2      2       2        2      2      2

---------------

(a) A "Greenfield club" is a new location constructed by the Company.

(b) As described in the September 11 Events discussion, a single club had been temporarily closed due to its proximity to the World Trade Center. This club is included in the total clubs at the end of period for all periods presented.

Note: We include in the club count wholly and partly owned clubs. In addition to the above count, as of December 31, 2001 and September 30, 2002 we managed two additional clubs, in which we did not have an equity stake.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2001     2002     2001     2002
                                                              -----    -----    -----    -----
Revenue.....................................................  100.0%   100.0%   100.0%   100.0%
                                                              -----    -----    -----    -----
Operating expenses
  Payroll and related.......................................   39.7     40.2     39.5     40.6
  Club operating............................................   32.4     33.5     31.2     31.7
  General and administrative................................    7.0      6.2      6.7      6.2
  Depreciation and amortization.............................   11.1      9.6     11.3      9.9
                                                              -----    -----    -----    -----
  Operating income..........................................    9.8     10.5     11.3     11.6
Interest expense............................................    5.1      5.0      5.3      5.2
Interest income.............................................   (0.1)      --     (0.2)      --
                                                              -----    -----    -----    -----
  Income before provision for corporate income tax and
    cumulative effect of change in accounting principle.....    4.8      5.5      6.2      6.4
Provision for corporate income tax..........................    2.6      2.9      3.0      3.3
                                                              -----    -----    -----    -----
Income before cumulative effect of change in accounting
  principle.................................................    2.2      2.6      3.2      3.7
Cumulative effect of a change in accounting principle, net
  of income tax benefit.....................................     --       --       --      0.3
                                                              -----    -----    -----    -----
  Net income................................................    2.2      2.6      3.2      3.0
Accreted dividends on preferred stock.......................   (3.6)    (3.6)    (3.6)    (3.6)
                                                              -----    -----    -----    -----
  Net loss attributable to common stockholders..............   (1.4)%   (1.0)%   (0.4)%   (0.6)%
                                                              =====    =====    =====    =====

  Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenues. Revenues increased approximately $9.4 million, or 13.0%, to $81.8 million during the quarter ended September 30, 2002 from $72.4 million in the quarter ended September 30, 2001. This increase resulted from the three clubs opened or acquired the last quarter of 2000 (approximately $263,000), 14 opened or acquired during 2001 (approximately $4.4 million) and the nine clubs opened or acquired in the first nine months of 2002 (approximately $2.5 million). In addition, revenues increased during the quarter by approximately $2.2 million or 3.3%, at the Company's mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is due to three factors: 1.1% due to an increase in membership, 1.8% from price increases and 0.4% from an increase in ancillary revenue. These increases were partially offset by a decrease in revenue at our downtown Manhattan club that had been temporarily closed through September 2002 because of the September 11, 2001 events.

     Operating Expenses. Operating expenses increased $7.9 million, or 12.2%, to $73.2 million in the quarter ended September 30, 2002, from $65.3 million in the quarter ended September 30, 2001. The increase was primarily due to a 13.8% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 372 in the quarter ended September 30, 2002 from 327 in the quarter ended September 30, 2001, in addition to the following factors:

          Payroll and related increased by $4.2 million, or 14.5% to $32.9 million in the quarter ended September 30, 2002, from $28.7 million in the quarter ended September 30, 2001. This increase was principally attributable to the acquisition or opening of 14 clubs in 2001 and the nine clubs opened or acquired in the first nine months of 2002. Payroll and related also increased due to increases in health and workers' compensation insurance, information technology staffing and payroll associated with fee-for-service programs.

          Club operating increased by $4.0 million or 17.0% to $27.4 million in the quarter ended September 30, 2002, from $23.5 million in the quarter ended September 30, 2001. This increase is primarily attributable to the acquisition or opening of seven clubs in the last quarter of 2001 and nine clubs opened or acquired in the first nine months of 2002. In the quarter ended September 30, 2002 we recorded a $1.1 million net write off of fixed assets related to a club that has been scheduled for closure November 30, 2002. This club has been operating under a short term lease, and we have not been able to extend the lease on acceptable economic terms. These club closure costs have been included within club operating expenses and represent $1.1 million of the $4.0 million increase.

          General and administrative was $5.0 million in the quarter ended September 30, 2002, and the quarter ended September 30, 2001. Increases in casualty insurance in the quarter ended September 30, 2002 when compared to the quarter end September 30, 2001 were offset by decreases in charitable contributions over the same periods. In the quarter ended September 30, 2001 approximately $286,000 of donations were made to the Red Cross in response to the events of September 11, 2001.

          Depreciation and amortization decreased by $223,000, or 2.8% to $7.8 million in the quarter ended September 30, 2002, from $8.0 million in the quarter ended September 30, 2001. A $1.1 million decrease in goodwill amortization was partially offset by a $0.9 million increase in depreciation and amortization for fixed assets, additions, acquisitions or club openings during 2001 and the increase of fixed assets arising out of the acquisition or opening of nine new clubs during the first three quarters of 2002.

     Interest Expense. Interest expense increased $399,000 to $4.1 million during the quarter ended September 30, 2002, from $3.7 million in the quarter ended September 30, 2001. This increase was primarily due to increased line of credit and subordinated debt borrowings associated with the Company's expansion.

     Interest Income. Interest income decreased $46,000 to $38,000 during the quarter ended September 30, 2002 from $84,000 in the quarter ended September 30, 2001. The decrease in interest income was primarily due to lower interest rates in the quarter ended September 30, 2002 when compared to the same period of 2001.

     Provision for Corporate Income Tax. The income tax provision for the quarter ended September 30, 2002 was $2.4 million compared to $1.9 million for the quarter ended September 30, 2001.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $346,000 to $3.0 million during the quarter ended September 30, 2002, from $2.6 million in the quarter ended September 30, 2001. This increase is a result of the compounding of accreted dividends.

  Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Revenues. Revenues increased approximately $28.6 million, or 13.6%, to $239.5 million for the nine months ended September 30, 2002, from $210.9 million for the nine months ended September 30, 2001. This increase resulted from the three clubs opened or acquired the last quarter of 2000 (approximately $1.2 million), 14 opened or acquired during 2001 (approximately $13.5 million) and the nine clubs opened or acquired in the first nine months of 2002 (approximately $4.9 million). In addition, revenues increased during the nine months by approximately $9.7 million or 4.8%, at the Company's mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is due to three factors: 2.3% due to an increase in membership, 2.0% from price increases and 0.4% from an increase in ancillary revenue. These increases were partially offset by a decrease in revenue at our downtown Manhattan club that has been temporarily closed through September 2002 because of the September 11, 2001 events.

     Operating Expenses. Operating expenses increased $24.8 million, or 13.2% to $211.8 million for the nine months ended September 30, 2002, from $187.1 million for the nine months ended September 30, 2001. The increase was primarily due to a 14.3% increase in total months of club operations to 1,100 for the nine months ended September 30, 2002 from 962 for the nine months ended September 30, 2001, in addition to the following factors:

          Payroll and related increased by $14.0 million, or 16.8% to $97.3 million for the nine months ended September 30, 2002, from $83.4 million for the nine months ended September 30, 2001. This increase was principally attributable to the acquisition or opening of 14 clubs in 2001 and the nine opened or acquired clubs in the first nine months of 2002. Payroll and related also increased due to increases in health and workers' compensation insurance, information technology staffing and payroll associated with fee-for-service programs.

          Club operating increased by $9.9 million or 15.1% to $75.8 million for the nine months ended September 30, 2002, from $65.9 million for the nine months ended September 30, 2001. This increase is principally attributable to the opening of seven clubs in the last quarter of 2001 and nine opened or acquired clubs in the first nine months of 2002. In the quarter ended September 30, 2002 we recorded a $1.1 million net write-off of fixed assets related to a club that has been scheduled for closure November 30, 2002. This club has been operating under a short term lease, and we have not been able to extend the lease on acceptable economic terms. These club closure costs have been included within club operating expenses and represent $1.1 million of the $9.9 million increase.

          General and administrative increased by $890,000, or 6.3% to $14.9 million for the nine months ended September 30, 2002, from $14.0 million, for the nine months ended September 30, 2001. This increase is principally attributable to a $972,000 increase in casualty insurance partly offset by decreases in charitable contributions.

          Depreciation and amortization was $23.8 for the nine months ended September 30, 2002, and 2001. A $3.2 decrease in goodwill amortization was offset by increases in depreciation and amortization for fixed assets, additions, acquisitions or club openings during 2001 and the increase of fixed assets arising out of the acquisition or opening of nine new clubs during the first nine months of 2002.

     Interest Expense. Interest expense increased $1.1 million to $12.4 million for the nine months ended September 30, 2002, from $11.3 million for the nine months ended September 30, 2001. This increase was primarily due to increased line of credit and subordinated debt borrowings associated with the Company's expansion.

     Interest Income. Interest income decreased $231,000 to $116,000 for the nine months ended September 30, 2002, from $347,000 for the nine months ended September 30, 2001. This decrease was primarily due to lower levels of cash on hand earning lower interest rates in the nine months ended September 30, 2002 when compared to the same period of 2001.

     Provision for Corporate Income Tax. The income tax provision for the nine months ended September 30, 2002 was $7.5 million compared to a tax provision of $6.4 million for the nine months ended September 30, 2001.

     Cumulative Effect of Change in Accounting Principle. In connection with the implementation of SFAS 142 the Company recorded a goodwill write-off of $1.3 million, in the first quarter of 2002. A deferred tax benefit of $612,000 was recorded in connection with this goodwill write-off resulting in a net cumulative effect of change in Accounting Principle of $689,000 during the nine months ended September 30, 2002.

     Accreted Dividends on Preferred Stock. Accreted dividends on the preferred stock increased $997,000 to $8.6 million during the nine months ended September 30, 2002, from $7.6 million during the nine months ended September 30, 2001. This increase is a result of the compounding of accreted dividends.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2002 was $43.5 million compared to $39.8 million for the nine months ended September 30, 2001, an increase of $3.7 million. Cash flows from operations has improved as the profitability of the mature club base and the clubs opened or acquired during the last quarter of 2000, continues to improve. The balance of the increase is principally due to an increase in the working capital deficit. We received a tax refund of approximately $1.2 million during the first nine months of 2001. Excluding cash and cash equivalents, we normally operate with a working capital deficit because we receive dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we have no material accounts receivable. In addition, because initiation fees are received at enrollment and are recognized over the estimated average term of membership, we record a deferred revenue liability. We believe that our working capital deficit is an important source of cash flow from operating activities that we believe will continue to grow as membership revenues increase.

     Investing Activities. We invested $30.9 million in capital expenditures and a club acquisition net of landlord contributions during the nine months ended September 30, 2002. We currently estimate total capital expenditure and asset acquisition requirements for the remaining three months of 2002 to approximate $13.8 million, which includes $4.6 million to renovate and expand certain existing clubs, $1.5 million to maintain certain existing clubs and $500,000 to further upgrade our management information systems. Total capital expenditures and asset acquisition requirements for 2003 are currently estimated at $40.0 million.

     Financing Activities. As of September 30, 2002, we had $125.0 million of Senior Notes outstanding. Under the provisions of the Senior Note Indenture, we may not issue additional Senior Notes without modification of the indenture with the bondholders' consent. Our line of credit with our principal bank provides for direct borrowings and letters of credit of up to $25.0 million. As of September 30, 2002, $10.8 million of Eurodollar borrowings are outstanding under this line at an interest rate of 4.38%. As of September 30, 2002 outstanding letters of credit totaled $1.9 million. As of September 30, 2002, we had approximately $12.4 million available under the line of credit, which matures in July 2004, and has no scheduled amortization requirements. We also have a $20.0 million subordinated credit facility which expires in December, 2004, under which there are $9.0 million of outstanding borrowings as of September 30, 2002. As of September 30, 2002 the interest rate charged on outstanding subordinated debt was 12.75%. The line of credit contains restrictive covenants including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. The subordinated credit facility contains similar, but less restrictive covenants than those of the line of credit. As of September 30, 2002 the Company's Net Leverage Ratio, and Net Interest Coverage Ratio as defined by the terms of the line of credit agreement are 2.2 and 4.8 to 1.0, respectively. Our ability to incur additional debt is limited by the terms of the line of credit facility in that the Net Leverage Ratio, as defined, cannot exceed 3.0 to 1.0 and the Net Interest Coverage Ratio must be greater than 3.0 to 1.0. In addition the Senior Note indenture limits the incurrence of additional indebtedness unless the consolidated fixed charge coverage ratio, as defined in the Indenture, is greater than 2.0 to 1.0 after giving effect to such additional indebtedness. Our common stock is not publicly traded and therefore our ability to raise equity financing is not as readily available as for companies that have publicly traded common stock.

     Although we believe that we will be able to obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2003, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2003. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The inability to finance such further or accelerated expansion on acceptable terms may negatively impact our competitive position and/or materially adversely affect our business, results of operations or financial condition. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income.

     The Senior Notes, the line of credit facility and the subordinated credit facility expire in the second half of 2004. We intend to refinance the long-term debt facilities prior to their expiration. We will explore a variety of refinancing options including: new borrowing facilities, private equity offerings, initial public equity offerings, and strategic partnering, but at this time there are no definitive plans in place. There can be no assurances that long-term financing will be available to us on acceptable terms. Our inability to obtain acceptable long-term financing may negatively impact our competitive position and or materially adversely affect our business, results of operations or financial condition.

SEPTEMBER 11 EVENTS

     The terrorist attacks of September 11, 2001 ("the September 11 events"), resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four of our clubs located in downtown Manhattan. Three of the effected four clubs were back in operation by October 2001, while the fourth club, was reopened in September, 2002.

     We carry business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter of 2001 a $175,000 insurance receivable was recorded representing our estimate of costs incurred in September 2001. Such costs include rent, payroll, benefits, and other club operating costs incurred during periods of club closure. In February 2002 we received an initial policy payment of $350,000 from our insurance carrier covering the receivable and a payment in reimbursement of business interruption losses. In August 2002, a second policy payment of $250,000 was received.

     Although we have business interruption insurance to cover certain lost profits at all four clubs, we cannot predict with any degree of certainty what future amounts will actually be received from the insurance carrier. Furthermore we cannot, at this time, determine whether the assets related to the fourth club location have been permanently impaired. We will continue to gather information to better assess whether or not the assets of this club have been permanently impaired. We are communicating with our insurance carrier on an ongoing basis in order to better assess the relief we could expect to receive for such coverage.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q of the Company for the nine month period ended September 30, 2002 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Within the 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                                          TOWN SPORTS INTERNATIONAL, INC.
                                                          (Registrant)


DATE: November 4, 2002                                    By: /s/ RICHARD PYLE
                                                          --------------------------------------------------------
                                                              Richard Pyle
                                                              Chief Financial Officer, Office of the President
                                                              (principal financial, accounting officer)


DATE: November 4, 2002                                    By: /s/ ROBERT GIARDINA
                                                          --------------------------------------------------------
                                                              Robert Giardina
                                                              Chief Executive Officer
                                                              (principal executive officer)

I, Robert Giardina, Chief Executive Officer of Town Sports International, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Town Sports International, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

             (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

By: /s/ ROBERT GIARDINA
    ----------------------------------
    Robert Giardina
    Chief Executive Officer

I, Richard Pyle, Chief Financial Officer of Town Sports International, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Town Sports International, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

             (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

By: /s/ RICHARD PYLE
    ----------------------------------
    Richard Pyle
    Chief Financial Officer