Form 10-Q/A
period 2002-03-31
TOWN SPORTS INTERNATIONAL INC
filed 2003-03-14
CIK 1029787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                    AMENDMENT NO. 1 TO THE QUARTERLY REPORT

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-Q/A
                    AMENDMENT NO. 1 TO THE QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 2001 and March 31, 2002.........................    2
     b) Condensed Consolidated Statements of Operations for
        the three months ended March 31, 2001 and 2002......    3
     c) Condensed Consolidated Statements of Cash Flow for
        the three months ended March 31, 2001 and 2002......    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 6. Exhibits and Reports on Form-8-K..................    9
SIGNATURES..................................................   10
     Sarbanes-Oxley Section 302(a) certification............   11

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                      DECEMBER 31, 2001 AND MARCH 31, 2002

                                                              DECEMBER 31,     MARCH 31,
                                                                  2001            2002
                                                              ------------    ------------
                                                              (SEE NOTE 5)    (AS RESTATED
                                                                              SEE NOTE 5)
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  5,458        $  5,829
  Accounts receivable.......................................       1,355           1,372
  Inventory.................................................       1,326           1,208
  Prepaid expenses and other current assets.................       3,113           2,332
                                                                --------        --------
          Total current assets..............................      11,252          10,741
Fixed assets, net of accumulated depreciation of $78,680 and
  $85,064 at December 31, 2001 and March 31, 2002
  respectively..............................................     200,120         211,796
Goodwill....................................................      42,145          41,284
Intangible assets, net of accumulated amortization of
  $15,325 and $16,297 at December 31, 2001 and March 31,
  2002 respectively.........................................       6,515           5,625
Deferred tax asset..........................................      19,092          20,505
Deferred membership costs...................................      14,748          15,604
Other assets................................................       2,133           2,094
                                                                --------        --------
          Total assets......................................    $296,005        $307,649
                                                                ========        ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................    $  4,015        $  4,542
  Accounts payable..........................................       7,615           4,468
  Accrued expenses..........................................      18,474          21,691
  Corporate income taxes payable............................         444           2,280
  Deferred revenue..........................................      23,269          28,141
                                                                --------        --------
          Total current liabilities.........................      53,817          61,122
Long-term debt and capital lease obligations................     159,964         159,727
Deferred lease liabilities..................................      21,510          22,319
Deferred revenue............................................       3,609           3,992
Other liabilities...........................................       4,783           6,235
                                                                --------        --------
          Total liabilities.................................     243,683         253,395
                                                                --------        --------
REDEEMABLE PREFERRED STOCK:
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $57,416 and $59,121 at December 31, 2001 and March 31, 2002, respectively; authorized 100,000
  shares; 40,000 shares issued and outstanding at December
  31, 2001 and March 31, 2002...............................      54,687          56,478
Series A redeemable preferred stock, at liquidation value
  (see Note 5)..............................................      30,432          31,497
                                                                --------        --------
                                                                  85,119          87,975
                                                                --------        --------
Stockholders' deficit:
  Series B preferred stock, at liquidation value............         265             274
  Class A voting common stock, $.001 par value; issued and
     outstanding 1,028,698 shares...........................           1               1
  Paid-in capital...........................................      11,695          11,976
  Unearned compensation.....................................        (422)           (422)
  Foreign currency translation adjustment...................          21               8
  Accumulated deficit.......................................     (44,357)        (45,558)
                                                                --------        --------
          Total stockholders' deficit.......................     (32,797)        (33,721)
                                                                --------        --------
          Total liabilities, redeemable preferred stock and
            stockholders' deficit...........................    $296,005        $307,649
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

5. RESTATEMENT AT MARCH 31, 2002 AND RECLASSIFICATION OF PRIOR PERIOD RELATED TO SERIES A PREFERRED STOCK

     At December 31, 2001 and March 31, 2002, the Company has issued and outstanding 153,637 shares of Series A Redeemable Preferred Stock ("Series A"). The Company has restated its condensed balance sheet at March 31, 2002 to account for a redemption feature included in the Series A stock in accordance with the guidance in EITF Topic No. D-98: Classification and Measurement of Redeemable Securities ("EITF Topic No. D-98"). EITF Topic No. D-98 provided additional guidance on the appropriate classification of redeemable preferred stock upon the occurrence of an event that is not solely within the control of an issuer. The Company has restated the condensed balance sheet at March 31, 2002 as EITF Topic No. D-98 was required to be applied in the first quarter ending March 31, 2002. EITF Topic No. D-98 also required retroactive application by reclassifying the financial statements of prior periods. The carrying value of the Series A stock, at December 31, 2001 which was previously presented as a component of stockholders' deficit, has been reclassified as redeemable preferred stock outside of stockholders' deficit. The reclassification of the December 31, 2001 and the restatement at March 31, 2002 for the Series A stock had no effect on the Company's net income, net loss attributable to common stockholders or total assets. The following sets forth the overall effect of the reclassification /restatement on the Company's stockholders' deficit at December 31, 2001 and March 31, 2002:

                                                              DECEMBER 31,   MARCH 31,
                                                                  2001         2002
                                                              ------------   ---------
Stockholders' deficit prior to reclassification and
  restatement, respectively.................................    $ (2,365)    $ (2,224)
Reclassification and restatement of Series A stock,
  respectively..............................................    $(30,432)    $(31,497)
Stockholders' deficit after the reclassification and
  restatement, respectively.................................    $(32,797)    $(33,721)

                          PART II.  OTHER INFORMATION

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

                      TOWN SPORTS INTERNATIONAL, INC.
                      (Registrant)

DATE: March 14, 2003  By: /s/ RICHARD PYLE
                      ----------------------------------------------------
                      Richard Pyle
                      Chief Financial Officer, Office of the President
                      (principal financial, accounting officer)

DATE: March 14, 2003  By: /s/ ROBERT GIARDINA
                      ----------------------------------------------------
                      Robert Giardina
                      Chief Executive Officer
                      (principal executive officer)

I, Robert Giardina, Chief Executive Officer of Town Sports International, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10Q/A of Town Sports International, Inc.;

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

Date: March 14, 2003

By: /s/ ROBERT GIARDINA
    -------------------------------------------------------------
    Robert Giardina
    Chief Executive Officer

I, Richard Pyle, Chief Financial Officer of Town Sports International, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of Town Sports International, Inc.;

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

Date: March 14, 2003

By: /s/ RICHARD PYLE
    ----------------------------------
    Richard Pyle
    Chief Financial Officer