Form 10-Q/A
period 2002-06-30
TOWN SPORTS INTERNATIONAL INC
filed 2003-03-14
CIK 1029787

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-Q/A
                    AMENDMENT NO. 1 TO THE QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 2002

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 2001 and June 30, 2002..........................    2
     b) Condensed Consolidated Statements of Operations for
        the three and six months ended June 30, 2001 and
        2002................................................    3
     c) Condensed Consolidated Statements of Cash Flows for
        the six months ended June 30, 2001 and 2002.........    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 6. Exhibits and Reports on Form 8-K..................    9
SIGNATURES..................................................   10
     Sarbanes-Oxley Section 302(a) certification............   11

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                      DECEMBER 31, 2001 AND JUNE 30, 2002

                                                              DECEMBER 31,     JUNE 30,
                                                                  2001           2002
                                                              ------------   ------------
                                                              (SEE NOTE 5)   (AS RESTATED
                                                                             SEE NOTE 5)
                                                                             (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  5,458       $  4,831
  Accounts receivable.......................................       1,355            865
  Inventory.................................................       1,326          1,420
  Prepaid expenses and other current assets.................       3,113          3,726
                                                                --------       --------
         Total current assets...............................      11,252         10,842
Fixed assets, net of accumulated depreciation of $78,680 and
  $91,488 at December 31, 2001 and June 30, 2002,
  respectively..............................................     200,120        210,116
Goodwill (net of accumulated amortization of $13,557).......      42,145         41,550
Intangible assets, net of accumulated amortization of
  $15,325 and $17,189 at December 31, 2001 and June 30,
  2002, respectively........................................       6,515          4,923
Deferred tax asset..........................................      19,092         21,167
Deferred membership costs...................................      14,748         15,237
Other assets................................................       2,133          1,913
                                                                --------       --------
         Total assets.......................................    $296,005       $305,748
                                                                ========       ========
            LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................    $  4,015       $  4,672
  Accounts payable..........................................       7,615          2,067
  Accrued expenses..........................................      18,474         18,402
  Corporate income taxes payable............................         444          1,777
  Deferred revenue..........................................      23,269         28,425
                                                                --------       --------
         Total current liabilities..........................      53,817         55,343
Long-term debt and capital lease obligations................     159,964        157,020
Deferred lease liabilities..................................      21,510         22,630
Deferred revenue............................................       3,609          4,702
Other liabilities...........................................       4,783          7,887
                                                                --------       --------
         Total liabilities..................................     243,683        247,582
                                                                --------       --------
Redeemable preferred stock:
  Redeemable senior preferred stock, $1.00 par value;
    liquidation value $57,416 and $60,961 at December 31,
    2001, and June 30, 2002, respectively; authorized
    100,000 shares; 40,000 shares issued and outstanding at
    December 31, 2001 and June 30, 2002.....................      54,687         58,302
  Series A redeemable preferred stock, at liquidation value
    (see Note 5)............................................      30,432         32,562
                                                                --------       --------
                                                                  85,119         90,864
                                                                --------       --------
Stockholders' deficit:
  Series B preferred stock, at liquidation value............         265            284
  Class A voting common stock, $.001 par value; 1,028,698
    shares issued and outstanding...........................           1              1
  Paid-in capital...........................................      11,695         12,250
  Unearned compensation.....................................        (422)          (376)
  Foreign currency translation adjustment...................          21            140
  Accumulated deficit.......................................     (44,357)       (44,997)
                                                                --------       --------
         Total stockholders' deficit........................     (32,797)       (32,698)
                                                                --------       --------
         Total liabilities, redeemable preferred stock and
           stockholders' deficit............................    $296,005       $305,748
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

5. RESTATEMENT AT JUNE 30, 2002 AND RECLASSIFICATION OF PRIOR PERIOD RELATED TO SERIES A PREFERRED STOCK

     At December 31, 2001 and June 30, 2002, the Company has issued and outstanding 153,637 shares of Series A Redeemable Preferred Stock ("Series A"). The Company has restated its condensed balance sheet at June 30, 2002 to account for a redemption feature included in the Series A stock in accordance with the guidance in EITF Topic No. D-98: Classification and Measurement of Redeemable Securities ("EITF Topic No. D-98"). EITF Topic No. D-98 provided additional guidance on the appropriate classification of redeemable preferred stock upon the occurrence of an event that is not solely within the control of an issuer. The Company has restated the condensed balance sheet at June 30, 2002 as EITF Topic No. D-98 was required to be applied in the first quarter ending March 31, 2002. EITF Topic No. D-98 also required retroactive application by reclassifying the financial statements of prior periods. The carrying value of the Series A stock at December 31, 2001, which was previously presented as a component of stockholders' deficit, has been reclassified as redeemable preferred stock outside of stockholders' deficit. The reclassification at December 31, 2001 and the restatement at June 30, 2002 for the Series A stock had no effect on the Company's net income, net loss attributable to common stockholders or total assets. The following sets forth the overall effect of the reclassification/restatement on the Company's stockholders' deficit at December 31, 2001 and June 30, 2002:

                                                          DECEMBER 31, 2001   JUNE 30, 2002
                                                          -----------------   -------------
Stockholders' deficit prior to reclassification and
  restatement, respectively.............................      $ (2,365)         $   (136)
Reclassification and restatement of Series A stock,
  respectively..........................................      $(30,432)         $(32,562)
Stockholders' deficit after the reclassification and
  restatement, respectively.............................      $(32,797)         $(32,698)

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