Form 10-Q/A
period 2002-09-30
TOWN SPORTS INTERNATIONAL INC
filed 2003-03-14
CIK 1029787

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

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  FORM 10-Q/A
                    AMENDMENT NO. 1 TO THE QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 2001 and September 30, 2002.....................    2
     b) Condensed Consolidated Statements of Operations for
        the three and nine months ended September 30, 2001
        and 2002............................................    3
     c) Condensed Consolidated Statements of Cash Flows for
        the nine months ended September 30, 2001 and 2002...    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
 Item 4. Controls and Procedures............................    8
 Item 6. Exhibits and Reports on Form 8-K...................    9
  SIGNATURES................................................   10
  Sarbanes-Oxley Section 302(a) certification...............   11

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                    DECEMBER 31, 2001 AND SEPTEMBER 30, 2002

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2002
                                                              ------------   -------------
                                                              (SEE NOTE 6)   (AS RESTATED
                                                              ------------    SEE NOTE 6)
                                                                              (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  5,458       $  5,063
  Accounts receivable.......................................       1,355            664
  Inventory.................................................       1,326          1,443
  Prepaid expenses and other current assets.................       3,113          4,635
                                                                --------       --------
         Total current assets...............................      11,252         11,805
Fixed assets, net of accumulated depreciation of $78,680 and
  $98,013 at December 31, 2001 and September 30, 2002,
  respectively..............................................     200,120        208,358
Goodwill, net of accumulated amortization of $13,557 and
  $12,988 at December 31, 2001 and September 30, 2002,
  respectively..............................................      42,145         41,457
Intangible assets, net of accumulated amortization of
  $15,325 and $17,760 at December 31, 2001 and September 30,
  2002, respectively........................................       6,515          4,352
Deferred tax asset..........................................      19,092         21,577
Deferred membership costs...................................      14,748         15,166
Other assets................................................       2,133          1,846
                                                                --------       --------
         Total assets.......................................    $296,005       $304,561
                                                                ========       ========
                       LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                                  STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................    $  4,015       $  4,580
  Accounts payable..........................................       7,615          3,159
  Accrued expenses..........................................      18,474         24,783
  Corporate income taxes payable............................         444            182
  Deferred revenue..........................................      23,269         27,622
                                                                --------       --------
         Total current liabilities..........................      53,817         60,326
Long-term debt and capital lease obligations................     159,964        148,929
Deferred lease liabilities..................................      21,510         23,136
Deferred revenue............................................       3,609          3,798
Other liabilities...........................................       4,783          7,755
                                                                --------       --------
         Total liabilities..................................     243,683        243,944
                                                                --------       --------
Redeemable preferred stock:
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $57,416 and $62,668 at December 31,
  2001, and September 30, 2002, respectively; authorized
  100,000 shares; 40,000 shares issued and outstanding at
  December 31, 2001 and September 30, 2002..................      54,687         60,194
Series A redeemable preferred stock, at liquidation value
  (see Note 6)..............................................      30,432         33,702
                                                                --------       --------
                                                                  85,119         93,896
                                                                --------       --------
Stockholders' (deficit) equity:
  Series B preferred stock, at liquidation value............         265            294
  Class A voting common stock, $.001 par value; 1,028,698
    shares issued and outstanding...........................           1              1
  Paid-in capital...........................................      11,695         12,538
  Unearned compensation.....................................        (422)          (364)
  Foreign currency translation adjustment...................          21            163
  Accumulated deficit.......................................     (44,357)       (45,911)
                                                                --------       --------
         Total stockholders' deficit........................     (32,797)       (33,279)
                                                                --------       --------
         Total liabilities, redeemable preferred stock and
           stockholders' deficit............................    $296,005       $304,561
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

6. RESTATEMENT AT SEPTEMBER 30, 2002 AND RECLASSIFICATION OF PRIOR PERIOD RELATED TO SERIES A PREFERRED STOCK

     At December 31, 2001 and September 30, 2002, the Company has issued and outstanding 153,637 shares of Series A Redeemable Preferred Stock ("Series A"). The Company has restated its condensed balance sheet at September 30, 2002 to account for a redemption feature included in the Series A stock in accordance with the guidance in EITF Topic No. D-98: Classification and Measurement of Redeemable Securities ("EITF Topic No. D-98"). EITF Topic No. D-98 provided additional guidance on the appropriate classification of redeemable preferred stock upon the occurrence of an event that is not solely within the control of an issuer. The Company has restated the condensed balance sheet at September 30, 2002 as EITF Topic No. D-98 was required to be applied in the first quarter ending March 31, 2002. EITF Topic No. D-98 also required retroactive application by reclassifying the financial statements of prior periods. The carrying value of the Series A stock at December 31, 2001, which was previously presented as a component of stockholders' deficit, has been reclassified as redeemable preferred stock outside of stockholders' deficit. The reclassification at December 31, 2001 and the restatement at September 30, 2002 for the Series A stock had no effect on the Company's net income, net loss attributable to common stockholders or total assets. The following sets forth the overall effect of the reclassification/restatement on the Company's stockholders' deficit at December 31, 2001 and September 30, 2002:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2002
                                                              ------------   -------------
Stockholders' equity (deficit) prior to reclassification and
  restatement, respectively.................................    $ (2,365)      $    423
Reclassification and restatement, of Series A stock,
  respectively..............................................    $(30,432)      $(33,702)
Stockholders' deficit after reclassification and
  restatement, respectively.................................    $(32,797)      $(33,279)

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Within the 90 days prior to the date of filing this Form 10-Q/A, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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