Form 10-K
period 2002-12-31
TOWN SPORTS INTERNATIONAL INC
filed 2003-03-14
CIK 1029787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

      The aggregate market value of Common Stock held by non-affiliates of the registrant: Not applicable

      As of June 30, 2002, there were 1,028,698 shares of Class A Common Stock of the Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain exhibits filed with the Registrant’s Registration Statements on Form S-1 and Forms S-4 (File Nos. 333-61439, 333-40907 and 333-82607, as amended) are incorporated by reference into Part IV of this Report on Form 10-K.

i

TOWN SPORTS INTERNATIONAL, INC.

PART I

Item 1.     Business

General

      Town Sports International, Inc. and its subsidiaries (as used herein, the “Company”, “Town Sports”, “we”, “us” and “our”) is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2002, we owned and operated 127 fitness clubs and partly owned and operated two fitness clubs. These 129 clubs collectively served approximately 342,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target members’ areas of both employment and residence. Our target member is college-educated, typically between the ages of 21 and 50 and earns an annual income between $50,000 and $150,000.

      Our goal is to develop the premier health club network in each of the major metropolitan regions we serve. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. When entering new regions, we develop clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 2002, approximately 47% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

      We have executed this strategy successfully in the New York region through the network of fitness clubs we operate under our New York Sports Club (“NYSC”) brand name. We are the largest fitness club operator in Manhattan with 37 locations and operate a total of 85 clubs under the NYSC name within a defined radius of New York City. We operate 20 clubs in the Boston region and 15 clubs in the Washington, DC region under our Boston Sports Club (“BSC”) and Washington Sports Club (“WSC”) brand names, respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club (“PSC”) brand name. In addition, we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community and to foster recognition as a regional network of quality fitness clubs rather than a national chain.

      We principally sell month to month membership payment plans that are generally cancelable by our members at any time with 30 days notice, although certain monthly contracts (usually discounted corporate memberships) commit a member to a period of membership of twelve months before becoming ‘non-commit.”. As of December 31, 2002, approximately 92% of our members had such a “non-commit” monthly membership plan. We believe members generally prefer this non-commit membership plan over long-term commitments, thus giving us an advantage over competitors that only sell longer term or “paid-in-full” contracts. The non-commit membership plan also provides an incentive for us to deliver high quality programs and services in order to retain members.

      We have experienced significant growth over the past several years through a combination of (i) acquiring existing, privately owned, single and multi-club businesses, and (ii) developing and opening “greenfield” club locations (a greenfield club is a new location we have constructed). From January 1, 1998, to December 31, 2002, we acquired 45 existing clubs, opened 48 greenfield clubs, relocated two clubs, sold one club, and closed one club to increase our total clubs under operation from 40 to 129. We currently plan to open five more clubs prior to December 31, 2003. We have achieved revenue growth over the five year period ended December 31, 2002 at a compound annual rate of approximately 30.8% from $109.3 million for the year ended December 31, 1998 to $319.4 million for the year ended December 31, 2002. This growth has been driven not only by the addition of acquired and greenfield club locations, but also through mature club revenue growth, which has ranged from 4.1% to 18.6% for the five year period ended December 31, 2002 and averaged 13.0% over that period. Such growth was 4.1% for the year ended December 31, 2002. Mature club, defined as those clubs that we operated for more than 24 months, revenue growth has enabled us to increase revenue per weighted average club over the five year period ended December 31, 2002. Revenue per weighted average club

(as defined in Selected Financial Data) has risen from $2.2 million for the year ended December 31, 1998 to $2.6 million for the year ended December 31, 2002. Based on our historical experience, a new club tends to achieve significant increases in revenues during its first three years of operation as it reaches maturity. Because clubs experience little incremental cost associated with such revenue increases, we realize a greater proportionate increase in profitability. This operating leverage has allowed us to achieve consistent increases in EBITDA (as defined in Selected Financial Data) and cash flows from operations over the five year period ended December 31, 2002. EBITDA increased from $19.5 million for the year ended December 31, 1998 to $69.8 million for the year ended December 31, 2002. Cash flows from operations improved from $15.9 million in 1998 to $50.8 million for the year ended December 31, 2002. Net income (loss) improved from a loss of $283,000 in 1998 to net income of $10.5 million for the year ended December 31, 2002.

      Over our 29-year history, we have developed and refined a model club format that allows us to cost effectively construct and efficiently operate our fitness clubs. Our model club ranges in size from approximately 15,000 to 25,000 square feet. Excluding a single large 200,000 square foot club, our average club is 22,000 square feet. Clubs typically have an open space to accommodate cardiovascular and strength-training exercise, as well as special purpose rooms to accommodate group fitness class instruction and other exercise programs as well as massage. Locker rooms generally include a sauna and steam room. We seek to provide a broad array of high quality exercise programs and equipment that is both popular and effective, while reinforcing the quality exercise experience we strive to make available to our members. While we do not generally build locations with amenities such as swimming pools or racquet and basketball courts, we do strive to establish at least one flagship club that has such amenities in each of our markets. We believe that it is generally more economical to acquire clubs with such amenities than to develop them as greenfield clubs.

      We engage in detailed site analyses and selection process based upon information provided by our customized development software to identify potential target areas for additional clubs based upon population demographics, psychographics, traffic and commuting patterns, availability of sites and competitive market information. In addition to our existing 129 clubs under operation and the seven sites for which we have entered into lease commitments, we have identified approximately 70 target areas in which we may add clubs under the brand names NYSC, BSC, WSC, or PSC. We estimate that we will identify approximately 35 additional target areas in which we may add clubs under these brand names. Once we begin to approach saturation of these regions, we will explore expansion opportunities in other markets in the United States sharing similar demographic characteristics to those in which we currently operate.

      We possess an experienced management team, four of the top five executives of which have been working together at the Company since 1990. We believe that we have the depth, experience and motivation to manage our internal and external growth, and that we have put in place the infrastructure and systems to manage effectively our planned expansion. We believe that the presence of such infrastructure will enable us over time to leverage certain fixed cost aspects of corporate overhead to realize increased EBITDA margins as we continue to expand our club base. This operating leverage has already helped us to increase EBITDA margin to 21.9% for the year ended December 31, 2002 compared to approximately 17.9% in 1998. Similarly, operating income as a percent of revenue increased to 11.9% for the year ended December 31, 2002 compared to 6.7% in 1998, and cash flows from operations as a percent of revenue increased to 15.9% from 14.6% over these respective periods.

Industry Overview

      Demographic trends have helped fuel the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging of the “baby boomer” generation (ages 38 to 56) and the coming of age of their offspring, the “echo boomers” (ages seven to 25). Government-sponsored reports, such as the Surgeon General’s Report on Physical Activity & Health (1996) and the Call to Action to Prevent and Decrease Overweight and Obesity (2002) have helped to increase the general awareness of the benefits of physical exercise to these demographic segments over those of prior generations. Membership penetration (defined as club members as a percentage of the total U.S. population) has increased significantly from 8.3% in 1991 to 11.9% in 2001.

Fitness Club Revenues(1)

(in $ billions)

(1)	Industry revenues for 1991 and 1992 are not available.

U.S. Fitness Clubs Membership

(in millions)

      Total fitness club industry revenues increased at a compound annual growth rate of 8.2% from $6.5 billion in 1993 to $12.2 billion in 2001, while the total number of clubs increased at a compound annual growth rate of 3.9%, from 12,146 in 1991 to 17,807 in 2001. Growth in club memberships outpaced club growth during this period, increasing at a compound annual growth rate of 4.9% from 21.0 million in 1991 to 33.8 million in 2001. As a result, average members per club has increased from 1,729 in 1991 to 1,898 in 2001, indicating industry-wide demand for further expansion of the existing club base.

      Notwithstanding these longstanding growth trends, the fitness club industry continues to be highly fragmented. Only 10% of clubs in the United States are owned and operated by companies that own more than 25 clubs, and the two largest fitness club operators each generate less than 8% of total fitness club revenues.

      As a large operator with recognized brand names, leading regional market shares and an established operating history, we believe we are well positioned to benefit from these favorable industry dynamics.

      We believe that the growth in fitness club memberships is attributable to several factors. Americans are focused on achieving a healthier, more active and less stressful lifestyle. Of the factors members consider very important in their decision to join a fitness club, the most commonly mentioned is health, closely followed by appearance related factors including muscle tone, looking better and weight control. We believe that the increased emphasis on appearance and wellness in the media has heightened the focus on self image and fitness and will continue to do so. We also believe that fitness clubs provide a more convenient venue for exercise than outdoor activities, particularly in densely populated metropolitan areas. According to published industry reports, convenience is an important factor in choosing a fitness club.

      We believe the industry can be segregated into three tiers based upon price, service and quality: (i) an upper tier consisting of clubs with monthly membership dues averaging in excess of $90.00 per month; (ii) a middle tier consisting of clubs with monthly membership dues averaging between $90.00 and $40.00 per month; and (ii) a lower tier consisting of clubs with monthly membership dues averaging less than $40.00 per month. We compete in the middle tier in terms of pricing and because of our wide array of programs and services coupled with our commitment to customer service and our convenience to work and home we are positioned toward the upper end of this tier. Based upon the quality and service we provide to our members, we believe that we provide an attractive value to our members at the monthly membership dues we charge.

Marketing

      Our marketing campaign, which has become a large driver of the brand, is directed by our in-house media department which is headed by the Chief Executive Officer. This team develops advertising strategies to convey each of the our regionally branded networks as the premier network of fitness clubs in that region. Our media team’s goal is to achieve broad awareness of our regional brand names primarily through radio, television, newspaper, billboard, and direct mail advertising. We believe that clustering clubs creates economies in our marketing and advertising strategy that increase the efficiency and effectiveness of these campaigns.

      Advertisements generally feature creative slogans that communicate the serious approach we take toward fitness in a provocative and/or humorous tone, rather than pictures of our clubs, pricing specials or members exercising. Promotional marketing campaigns will typically feature opportunities to participate in value-added services such as personal training for a limited time at a discount to the standard rate. On occasion, we will also offer reduced initiation fees to encourage enrollment. Additionally, we frequently sponsor member referral incentive programs. Such incentive programs include a free month of membership, personal training sessions, and sports equipment.

      We also engage in public relations and special events to promote our image in the local communities. We believe that these public relations efforts enhance our image and the image of our local brand names in the communities in which we operate. We also seek to build our community image through co-operative advertising campaigns with local and regional retailers.

      We maintain the following web site: www.mysportsclubs.com that provides information about club locations, program offerings, exercise class schedules and on-line promotions. Our web site provides our members a venue to give us direct feedback on all of our services and offerings. We also use our web site to promote career opportunities.

Sales

      Sales of new memberships are generally handled at the club level. We employ approximately 400 “in-club” membership consultants who are responsible for new membership sales. Each club generally has two or three full-time and one part-time membership consultants. These consultants report both to our area sales managers, who in turn report to our Vice President Sales. Membership consultants’ compensation consists of a base salary plus commission. Sales commissions range from $45 to $65 per new member enrolled. We provide additional incentive-based compensation in the form of bonuses contingent upon individual, club and Company-wide enrollment goals. Membership consultants must successfully complete a three-month, in-house training program through which they learn our sales strategy. In making a sales presentation, membership consultants emphasize: (i) the proximity of our clubs to concentrated commercial and residential areas convenient to where target members live and work; (ii) the lack of a long-term obligation on the part of the enrollee; (iii) the price value relationship of a Town Sports membership; and (iv) access to value-added services. We believe that providing employees with opportunities for career advancement is essential to our ability to attract and retain qualified sales personnel. We also employ six full-time corporate sales managers whose responsibility is to solicit group memberships through senior level corporate contacts.

      We believe that clustering clubs allows us to sell memberships based upon the opportunity for members to utilize multiple club locations to differing degrees. We have a streamlined membership structure to simplify the sales process. In addition, our proprietary centralized computer software ensures consistency of pricing and controls enrollment processing at the club level. We generally offer three principal types of memberships:

The Passport Membership, priced from $67 to $93 per month, is our higher priced membership and entitles members to use any Town Sports club at any time. This membership is held by approximately

47% of our members. In addition, we have introduced a Passport Premium membership for a select club, that includes more member services, at a price greater than $100 per month.

The Gold Membership, priced from $39 to $82 per month based on the market area of enrollment, enables members to use a specific club, or a group of specific clubs, at any time and any Town Sports club during off-peak times. This membership is held by over 52% of our members.

The Off-peak Membership, priced from $39 to $75 per month, is the least expensive membership, and allows members to use any Town Sports club only during off-peak times. This membership is held by approximately 1% of our members.

We also offer corporate membership plans that vary in price depending on the respective corporation’s needs. The corporate membership plans are typically at a discount to that of individual membership plans.

      By clustering a group of clubs in a geographic area, the value of our memberships is enhanced by our ability to offer Passport Memberships, which allow our members to use any of our clubs at any time. We believe the popularity of the Passport Membership results from the broader privileges and greater convenience this membership plan provides through the opportunity for members to access club facilities near to both their homes and workplace. Our clustering strategy also allows us to provide access to special facilities and programs such as tennis, squash, basketball and racquetball courts, swimming pools and programs targeted at children and other groups, through flagship locations strategically located in key target areas, without offering such facilities or programs in every location.

      In joining a club, a new member signs a membership agreement which obligates the member to pay a one-time initiation fee and monthly dues on an ongoing basis. Monthly Electronic Funds Transfer “EFT” of individual membership dues averaged approximately $70 per month for the year ended December 31, 2002. During that same period, initiation fees averaged $83 for EFT members. We collect approximately 93.3% of all monthly membership dues through EFT and EFT revenue constituted over 71.6% of consolidated revenue for the year ended December 31, 2002. Substantially all other membership dues are paid in advance. EFT members can generally cancel memberships at any time upon 30 days notice. Based upon a study of the membership base at our clubs open over 24 months, however, the average length of our memberships is approximately 24 months. The membership agreement calls for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. We believe that our EFT program of monthly dues collection provides a predictable and stable cash flow for us, eliminates the traditional accounts receivable function, and minimizes bad-debt write-offs while providing a significant competitive advantage in terms of the sales process, dues collection, working capital management and membership retention. In addition, it enables us to increase our dues in an efficient and consistent manner which we typically do annually by between 1% and 3%, in line with cost of living increases. During the first week of each month, we receive the EFT dues for that month initiated by a third party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house staff. For the year ended December 31, 2002, we experienced an average of uncollected EFT dues of 1.5%.

      Our total EFT revenue has increased by $15.7 million per month from $5.1 million in December, 1997 to $20.8 million in December, 2002. While we strongly encourage monthly EFT memberships, approximately 8% of our members (often corporate group members) purchase paid-in-full memberships for a one year term.

Ancillary Revenue

      Over the past five years we have expanded the level of ancillary services provided to our members. Ancillary revenue has increased by $31.0 million from $11.8 million in 1998 to $42.8 million in 2002. Increases in personal training revenue in particular have contributed to $21.0 million of the increase in ancillary revenue from 1998 to 2002. In addition the Company has added Sports Club for Kids and Group Exclusives (both additional fee for service programs) at selected clubs. Ancillary revenue as a percentage of total revenue has increased from 10.6% for the year ended December 31, 1998 to 13.3% for the year ended

December 31, 2002. Personal training revenue as a percentage of sales increased from 6.8% of revenue in 1998 to 8.9% of revenue in 2002.

Club Format and Locations

      Our clubs are typically located in well-established, higher-income residential, commercial or mixed urban neighborhoods within major metropolitan areas which are capable of supporting the development of a cluster of clubs. Our clubs generally have relatively high “retail” visibility, and close proximity to transportation. In the New York City, Boston and Washington, DC markets, we have created clusters of clubs in urban areas and their commuter suburbs in accordance with our operating strategy of offering our target members the convenience of multiple locations close to where they live and work, reciprocal use privileges and standardized facilities and services. We have begun establishing a similar cluster in Philadelphia.

      Approximately half of the clubs we operate are urban clubs while half are suburban. Our urban clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet. Our suburban clubs vary in size from 15,000 square feet to 75,000 square feet, with one club being 200,000 square feet. Excluding this single large club, the average suburban club is 24,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity. Although club members represent a cross-section of the population in a given geographic market, our target member is college educated, between the ages of 21 and 50 and has an annual income of between $50,000 and $150,000.

General

      Our facilities include state-of-the-art cardiovascular equipment, including upright and recumbent bikes, steppers, treadmills, and elliptical motion machines; strength equipment and free weights, including Cybex, Icarian, Nautilus, Free Motion, and Hammer Strength equipment; group exercise and cycling studio(s); the Sportsclub Network entertainment system; locker rooms, including shower facilities, towel service, and other amenities such as, saunas and steamrooms; babysitting, and a retail shop. Personal training services are offered at all locations and massage is offered at most clubs, each at an additional charge. At certain flagship locations, additional facilities also are offered, including swimming pools, racquet and basketball courts. Also, we have significantly expanded the availability of fee-based programming at many of our clubs, including programs targeted at children, members and non-member adult customers.

      We have recently launched our Xpressline strength workout. Xpressline is a trainer-supervised, eight-station total-body circuit workout designed to accommodate all fitness levels. This service is a free service provided to our members. We have also introduced FitMap, which is a visual tool that provides our members with guidance on how to use our equipment through safe progressions of difficulty.

      Our Sportsclub Network personal entertainment units have been installed in over 95% of our clubs. Over 5,200 of these entertainment units have been installed. The units are typically mounted on cardiovascular equipment and are equipped with a color screen for television viewing, a compact disk player and most models have audio cassette players. The Sportsclub Network also broadcasts our own personalized music video channel that provides us with a direct means of advertising products and services to our membership base.

Club Services and Operations

      We emphasize consistency and quality in all of our club operations, including:

      Management. We believe that our success is largely dependent on the selection and training of our staff and management. Our management structure is designed, therefore, to support the professional development of highly motivated managers who will execute our directives and support growth.

      Corporate departments are responsible for each area of club services, such as exercise group programs, fitness programming, personal training, facility and equipment maintenance, housekeeping and laundry. This centralization allows local general managers at each club to focus on customer service, club staffing and providing a high quality exercise experience. General managers are responsible for the day-to-day manage-

ment of each club, and directly report to area managers, who liaise with senior operations management and other corporate staff ensuring consistent service at all locations.

      Personal Training. All of our fitness clubs offer one-on-one personal training, which is sold by the single session or in multi-session packages. We have implemented a comprehensive staff education curriculum which progresses from basic knowledge and practical skills to advanced concepts and training techniques. Our education program provides professional standards to ensure that our trainers provide superior service and fitness expertise to our members. There are four levels of professional competency for which different levels of compensation are paid, with mandatory requirements trainers must meet in order to achieve and maintain such status. We believe the qualifications of the personal training staff helps ensure that members receive a consistent level of quality service throughout our club base. We believe that our personal training programs provide valuable guidance to our members and a significant source of incremental revenue from value-added services. In addition, we believe that members who participate in personal training programs have a longer membership life.

      Group Fitness. Our commitment to providing a quality workout experience to our members extends to the employment of program instructors, who teach aerobics, cycling, strength conditioning, boxing, yoga and step aerobics classes, among others. Our clustering strategy enables us to staff program instructors and professional personal trainers at more than one club. As a result, we can vary a given club’s instructors, while providing instructors sufficient classes to effectively and economically treat these instructors as full-time employees. All program instructors report to a centralized management structure, headed by the Vice President of Programs and Services whose department is responsible for overseeing auditions and providing in-house training to keep instructors current in the latest training techniques and program offerings. We also provide Group Exclusive offerings to our members, which are for-fee based programs that have smaller groups and provide more focused, and typically more advanced training classes. Some examples of these offerings include: Pilates, boxing camps, and cycling.

      Sports Clubs for Kids. During 2000, we began offering programs for children under the Sports Club for Kids (“SCFK”) brand in the NYSC and PSC regions. As of December 2002, SCFK was operating in 18 locations throughout our four major markets. In addition to extending fitness offerings to a market not previously served by us, we expect that SCFK programming will help position our suburban clubs as family clubs, which should provide us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, martial arts and birthday parties. It also can include innovative and proprietary programming such as Kidspin Theater, a multi-media cycling experience, and non-competitive “learn-to-play” sports programs. In selected locations we also offer laser tag.

      Employee Compensation and Benefits. We provide performance-based incentives to our management. Senior management compensation, for example, is tied to our overall performance. Departmental directors, area managers and general managers have bonuses tied to financial and member retention targets for a particular club or group of clubs. We offer our employees various benefits including; health, dental, disability, insurance, pre-tax healthcare and dependent care accounts, and a 401(k) plan. We believe the availability of employee benefits provides us with a strategic advantage in attracting and retaining quality managers, program instructors and professional personal trainers and that this strategic advantage in turn translates into a more consistent and higher quality workout experience for those members who utilize such services.

Proprietary Centralized Information Systems

      Currently we are utilizing a proprietary system developed internally to track and analyze sales, leads, and membership statistics which, in conjunction with our other systems, allows us to track the frequency of member workouts, multi-club utilization, value-added services and demographic profiles by member, which enables us to develop targeted direct marketing programs and to modify our broadcast and print advertising to improve consumer response. These systems also assist us in evaluating staffing needs and program offerings. In addition, we rely on certain data gathered through our information systems to assist in the identification of new markets for clubs and site selection within those markets.

Planned Information Systems Developments

      We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. After developing an information technology strategy to support the business strategy, we have developed a comprehensive multi-year plan to replace or upgrade key systems.

      We expect to begin implementation of a new fully integrated club management system in 2003. We have been actively involved in the design of the software and are currently in the final phase of acceptance testing. This system incorporates contemporary browser-based, n-tier technology and open architecture to allow for scalability and extensibility to support our projected growth and diversification of services. This system will provide enhanced or new functionality for member services, contract management, electronic billing, point of sale, inventory control, scheduling resources, reservations, and cash management.

      During 2001, we implemented a new time capture system that integrates with our payroll processing system. This system will also integrate with the new club management system to fully automate the various compensation plans for all employees. In addition, during 2002, we implemented a new budgeting and forecasting product that will be expanded later in 2003 for data warehousing capabilities which will enable enhanced managerial and analytical reporting. We implemented application and telephone systems to manage our internal customer service center which supports information technology, facilities, equipment and Sportsclub Network service call requests for all locations. Numerous infrastructure changes were implemented to accommodate our growth, to provide network redundancy, efficiencies in operations, and to improve management of all components of the technical architecture.

      Our website will be expanded after the implementation of the above mentioned club management system to incorporate e-business functionality such as sales of products, services, and memberships, member self service and reservations. We have built an intranet to provide the portal for the newly implemented browser-based application. Development of intranet features to support corporate communications, human resources programs, and training is ongoing.

      In the first half of 2004, we will assess our current financial systems and provide recommendations for implementation of new fully integrated software.

      Coinciding with the implementation of the new club management system, we will implement an updated Disaster Recovery plan that will include a designated “hot site”, recovery procedures, data restoration testing, and training of personnel.

Strategic Planning

      During 2001, the Company began a strategic planning process. That process, spearheaded by the Chairman and the Chief Executive Officer, produced a new set of Core Values, a revised Mission Statement and a set of five-year performance targets. In 2002, more than 40 projects were completed in support of the Plan’s Strategic Initiatives and Objectives. Our Chairman and Chief Executive led the strategy process, which produced significant changes in our approach to our Brand, our Core Business Development process and our Intranet strategy.

      The Strategic Plan has been updated for 2003 with new Strategic Initiatives in several areas. Senior Management continues to support the Strategic Planning process and believes that accomplishing our Strategic Objectives will cause us to attain the five-year performance targets outlined in the 2003 Plan.

Intellectual Property

      We have registered, and are in the process of registering, various trademarks and service marks with the U.S. Patent and Trademark Office, including New York Sports Clubs, Washington Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, TSI and Town Sports International, Inc.

Competition

      The fitness club industry is highly competitive. We compete with other fitness clubs, physical fitness and recreational facilities established by local governments and hospitals and by businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete with other entertainment and retail businesses for the discretionary income of our target markets. There can be no assurance that we will be able to compete effectively in the future in the markets in which we operate. Competitors, which may include companies which are larger and have greater resources than we have, may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates, and real estate availability thereby increasing costs associated with expansion through both acquisitions, and greenfields.

      We believe that our market leadership, experience and operating efficiencies enable us to provide the consumer with a superior product in terms of convenience, quality service and affordability. We believe that there are significant barriers to entry in our urban markets, including restrictive zoning laws, lengthy permit processes and a shortage of appropriate real estate, which could discourage any large competitor from attempting to open a chain of clubs in these markets. However, such a competitor could enter these markets more easily through one or a series of acquisitions.

Employees

      At December 31, 2002, the Company had approximately 7,700 employees, of which approximately 2,900 were employed full-time. Approximately 325 employees were corporate personnel working in the Manhattan, Boston or Washington, DC offices. We are not a party to any collective bargaining agreement with our employees. We have never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and consider our relations with our employees to be good. We believe that we offer employee benefits (including health, dental, disability insurance, pre-tax healthcare and dependent care accounts, and a 401(k) plan) which are superior to those generally offered by our competitors.

Government Regulation

      Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our advertising, sales and other trade practices.

      Statutes and regulations affecting the fitness industry have been enacted in states in which we conduct business; many other states into which we may expand have adopted or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may establish maximum prices for membership contracts and limitations on the term of contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements, and believes that our activities are in substantial compliance with all applicable statutes, rules and decisions.

      Under so-called state “cooling-off” statutes, a member has the right to cancel his or her membership for a period of three to ten days (depending on the applicable state law) and, in such event, is entitled to a refund of any initiation fee paid. In addition, our membership contracts provide that a member may cancel his or her membership at any time for medical reasons or relocation a certain distance from the nearest club. The specific procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due upon cancellation and we may offset such amount against any refunds owed.

FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on our Form 10-K for the year ended December 31, 2002 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside of our control, including the level of market demand for our services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by us. The information contained herein represents our best judgement as of the date hereof based on information currently available; however, we do not intend to update this information except as required by law, to reflect development or information obtained after the date hereof and disclaim any legal obligation to the contrary.

Item 2.  Properties

Date Opened or
Management
Location		Address	Assumed

New York Sports Clubs:

1.	Manhattan	151 East 86th Street	January, 1977

2.	Manhattan	61 West 62nd Street	July, 1983

3.	Manhattan	614 Second Avenue	July, 1986

4.	Manhattan	380 Madison Avenue	January, 1990

5.	Manhattan	151 Reade Street	January, 1990

6.	Manhattan	1601 Broadway	September, 1991

7.	Manhattan	50 West 34th Street	August, 1992

8.	Manhattan	349 East 76th Street	April, 1994

9.	Manhattan	248 West 80th Street	May, 1994

10.	Manhattan	502 Park Avenue	February, 1995

11.	Manhattan	117 Seventh Avenue South	March, 1995

12.	Manhattan	303 Park Avenue South	December, 1995

13.	Manhattan	30 Wall Street	May, 1996

14.	Manhattan	1635 Third Avenue	October, 1996

15.	Manhattan	575 Lexington Avenue	November, 1996

16.	Manhattan	278 Eighth Avenue	December, 1996

17.	Manhattan	200 Madison Avenue	February, 1997

18.	Manhattan	131 East 31st Street	February, 1997

19.	Manhattan	2162 Broadway	November, 1997

20.	Manhattan	633 Third Avenue	April, 1998

21.	Manhattan	1657 Broadway	July, 1998

22.	Manhattan	217 Broadway	March, 1999

23.	Manhattan	23 West 73rd Street	April, 1999

24.	Manhattan	34 West 14th Street	July, 1999

25.	Manhattan	503-511 Broadway	July, 1999

26.	Manhattan	1372 Broadway	October, 1999

27.	Manhattan	300 West 125th Street	May, 2000

28.	Manhattan	102 North End Avenue	May, 2000

29.	Manhattan	14 West 44th Street	August, 2000

Date Opened or
Management
Location		Address	Assumed

30.	Manhattan	128 Eighth Avenue	December, 2000

31.	Manhattan	2521-23 Broadway	August, 2001

32.	Manhattan	3 Park Avenue	August, 2001

33.	Manhattan	19 Irving Place	November, 2001

34.	Manhattan	160 Water Street	November, 2001

35.	Manhattan	230 West 41st Street	November, 2001

36.	Manhattan	1221 Avenue of the Americas	January, 2002

37.	Manhattan	200 Park Avenue	December, 2002

38.	Brooklyn, NY	110 Boerum Place	October, 1985

39.	Brooklyn, NY	1736 Shore Parkway	June, 1998

40.	Brooklyn, NY	179 Remsen Street	May, 2001

41.	Brooklyn, NY†	453 Fifth Avenue	Opening 2003

42.	Queens, NY	69-33 Austin Street, Forest Hills	April, 1997

43.	Queens, NY	153-67 A Cross Island Parkway	June, 1998

44.	Staten Island, NY	300 West Service Road	June, 1998

45.	Scarsdale, NY	696 White Plains Road	October, 1995

46.	Mamaroneck, NY	124 Palmer Avenue	January, 1997

47.	White Plains, NY	1 North Broadway	September, 1997

48.	Croton-on-Hudson, NY	420 South Riverside Drive	January, 1998

49.	Larchmont, NY	15 Madison Avenue	December, 1998

50.	Nanuet, NY	58 Demarest Mill Road	May, 1998

51.	Great Neck, NY	15 Barstow Road	July, 1989

52.	East Meadow, NY	625 Merrick Avenue	January, 1999

53.	Commack, NY	6136 Jericho Turnpike	January, 1999

54.	Oceanside, NY	2909 Lincoln Avenue	May, 1999

55.	Long Beach, NY	265 East Park Avenue	July, 1999

56.	Garden City, NY	833 Franklin Avenue	May, 2000

57.	Huntington, NY	350 New York Avenue	February, 2001

58.	Syosset, NY	49 Ira Road	March, 2001

59.	Woodmere, NY	158 Irving Street	March, 2002

60.	West Nyack, NY	3656 Palisades Center Drive	February, 2002

61.	Stamford, CT	6 Landmark Square	December, 1997

62.	Stamford, CT	106 Commerce Road	January, 1998

63.	Danbury, CT	38 Mill Plain Road	January, 1998

64.	Stamford, CT	1063 Hope Street	November, 1998

65.	Norwalk, CT	250 Westport Avenue	March, 1999

66.	Greenwich, CT	6 Liberty Way	May, 1999

67.	Westport, CT	427 Post Road, East	January, 2002

68.	East Brunswick, NJ	8 Cornwall Court	January, 1990

69.	Princeton, NJ	301 North Harrison Street	May, 1997

70.	Freehold, NJ	200 Daniels Way	April, 1998

71.	Matawan, NJ	163 Route 34	April, 1998

72.	Old Bridge, NJ	Gaub Road and Route 516	April, 1998

73.	Marlboro, NJ	34 Route 9 North	April, 1998

74.	Fort Lee, NJ	1355 15th Street	June, 1998

Date Opened or
Management
Location		Address	Assumed

75.	Ramsey, NJ	1100 Route 17 North	June, 1998

76.	Mahwah, NJ	7 Leighton Place	June, 1998

77.	Parsippany, NJ	2651 Route 10	August, 1998

78.	Springfield, NJ	215 Morris Avenue	August, 1998

79.	Colonia, NJ	1250 Route 27	August, 1998

80.	Franklin Park, NJ	3911 Route 27	August, 1998

81.	Plainsboro, NJ	10 Schalks Crossing	August, 1998

82.	Somerset, NJ	120 Cedar Grove Lane	August, 1998

83.	Hoboken, NJ	221 Washington Street	October, 1998

84.	West Caldwell, NJ	913 Bloomfield Avenue	April, 1999

85.	Jersey City, NJ	147 Two Harborside Financial	July, 2002

86.	Newark, NJ	1 Gateway Center	October, 2002

87.	Ridgewood, NJ†	129 S. Broad Street	Opening 2003

88.	Westwood, NJ†	35 Jefferson Avenue	Opening 2003

Boston Sports Clubs:

89.	Boston, MA	561 Boylston Street	November, 1991

90.	Allston, MA	15 Gorham Street	July, 1997

91.	Boston, MA	1 Bulfinch Place	August, 1998

92.	Natick, MA	Sherwood Plaza, 124 Worcester Rd	September, 1998

93.	Weymouth, MA	553 Washington Street	May, 1999

94.	Boston, MA	201 Brookline Avenue	June, 2000

95.	Wellesley, MA	140 Great Plain Avenue	July, 2000

96.	Boston, MA	One Devonshire Place	July, 2000

97.	Andover, MA	307 Lowell Street	July, 2000

98.	Lynnfield, MA	425 Walnut Street	July, 2000

99.	Lexington, MA	475 Bedford Avenue	July, 2000

100.	Franklin, MA	750 Union Street	July, 2000

101.	Framingham, MA	1657 Worcester Street	July, 2000

102.	Danvers, MA	50 Ferncroft Road	July, 2000

103.	Cambridge, MA	625 Massachusetts Avenue	January, 2001

104.	East Cambridge, MA	6 Museum Way	January, 2001

105.	Boston, MA	361 Newbury Street	November, 2001

106.	West Newton, MA	1359 Washington Street	November, 2001

107.	Boston, MA	350 Washington Street	February, 2002

108.	Waltham, MA	840 Winter Street	November, 2002

Washington Sports Clubs:

109.	Washington, DC	214 D Street, S.E.	January, 1980

110.	Washington, DC	1835 Connecticut Avenue, N.W.	January, 1990

111.	Washington, DC	1990 M Street, N.W.	February, 1993

112.	Washington, DC	2251 Wisconsin Avenue, N.W.	May, 1994

113.	Washington, DC	1211 Connecticut Avenue	July, 2000

114.	Washington, DC	1345 F Street, NW	August, 2002

115.	Bethesda, MD	4903 Elm Street	May, 1994

116.	North Bethesda, MD	10400 Old Georgetown Road	June, 1998

117.	Germantown, MD	12623 Wisteria Drive	July, 1998

118.	Chevy Chase, MD	5346 Wisconsin Ave., NW	February, 2002

Date Opened or
Management
Location		Address	Assumed

119.	Alexandria, VA	3654 King Street	June, 1999

120.	Sterling, VA	21800 Town Center Plaza	October, 1999

121.	Fairfax, VA	11001 Lee Highway	October, 1999

122.	West Springfield, VA	8430 Old Keene Mill	September, 2000

123.	Clarendon, VA	2700 Clarendon Boulevard	November, 2001

Philadelphia Sports Clubs:

124.	Philadelphia, PA	220 South 5th Street	January, 1999

125.	Philadelphia, PA	2000 Hamilton Street	July, 1999

126.	Chalfont, PA	One Highpoint Drive	January, 2000

127.	Cherry Hill, NJ	Route 70 and Kings Highway	April, 2000

128.	Philadelphia, PA	1735 Market Street	October, 2000

129.	Ardmore, PA	34 W. Lancaster Avenue	March, 2002

Swiss Sports Clubs:

130.	Basel, Switzerland	St. Johanns-Vorstadt 41	August, 1987

131.	Zurich, Switzerland	Glarnischstrasse 35	August, 1987

132.	Basel, Switzerland	Basel FC Soccer Stadium	August, 2001

†	Under construction.

We have also signed four leases for greenfield club development. These locations are however part of development projects and are subject to various conditions, including delivery of the space as specified in the lease.

      We own the 151 East 86th Street location, which houses a fitness club and a retail tenant that generated approximately $560,000 of rental income for us during the twelve months ended December 31, 2002. Our fitness clubs occupy leased space pursuant to long-term leases (generally 15 to 25 years, including options). In the next four years (ending December 31, 2006), three of our fitness club leases will expire without any renewal option. In each case, we have, or will have, on the date of expiration, a new Town Sports club in close proximity, and intend to transfer members to these clubs when and if the expiring leases are not extended.

      We lease approximately 40,000 square feet of office space in New York City, and have smaller regional offices in Fairfax, VA, East Brunswick, NJ, Old Bridge, NJ, Philadelphia, PA, Stamford, CT and Wakefield, MA, for administrative, and general corporate purposes. We also lease warehouse and commercial space in Long Island City, New York, NY and Brooklyn, NY, for storage purposes and for the operation of a centralized laundry facility for certain New York fitness clubs.

      As of December 31, 2002, 127 of the existing fitness clubs were wholly owned by us and two were managed and partly owned (the “Partly Owned Clubs”). In addition, we provide management services at two fitness clubs in which we have no equity interest.

Item 3.  Legal Proceedings

      On February 13, 2003, an individual filed suit against us in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained an injury at one of our club locations resulting in serious bodily injury. His complaint seeks $250 million in damages for personal injuries, in addition to $250 million of punitive damages. We have in force $51 million of insurance coverage to cover claims of this nature. We intend to vigorously contest this lawsuit and presently anticipate that these matters will be covered by insurance.

      We are a party to various lawsuits arising in the normal course of business. We believe that the ultimate outcome of these matters will not have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

      Not applicable.

Item 6.  Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

(In thousands, except club and membership data)

      Set forth below is our selected historical consolidated financial, other operating data and club and membership data as of the dates and for the periods presented. The selected historical consolidated statement of operations data for the years ended December 31, 2000, 2001, and 2002 and the selected historical consolidated balance sheet data as of December 31, 2001 and 2002, were derived from the audited Consolidated Financial Statements, which are included herein. The selected historical consolidated statement of operations data for seven months ended December 31, 1998 and the year ended May 31, 1997 and 1998 and the selected historical consolidated balance sheet data as of December 31, 1998, 1999 and 2000 were derived from our audited consolidated financial statements of the Company, which are not included herein. The selected historical consolidated statement of operations data for the seven months ended December 31, 1997 and for the year ended December 31, 1998, were derived from our unaudited consolidated financial statements which are not included herein. In 1998, we changed our fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications. The information contained in this table and accompanying notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.

			Seven Months
	Year Ended May 31,		Ended December 31,

	1997	1998	1997	1998

Statement of Operations Data:

Revenues	$56,567	$81,610	$42,990	$70,641

Operating expenses:

Payroll and related	29,254	34,535	18,018	28,113

Club operating	18,044	25,634	13,258	23,943

General and administrative	3,774	5,773	2,742	5,765

Depreciation and amortization(1)	4,219	7,520	3,944	8,578

Operating income	1,276	8,148	5,028	4,242

Interest expense, net of interest income(2)	2,455	7,308	4,676	5,279

Income (loss) from continuing operations before provision (benefit) for corporate income taxes	(1,179)	840	352	(1,037)

Provision (benefit) for corporate income tax	(243)	494	264	(431)

Income (loss) from continuing operations	(936)	346	88	(606)

Income from discontinued operations of a closed club, net of income taxes(3)	—	19	—	46

Cumulative effect of a change in accounting policy, net of income taxes(4)	—	(88)	(88)	—

Net income (loss)	(936)	277	—	(560)

Accreted dividends on preferred stock	(1,286)	(2,387)	(1,485)	(2,146)

Net loss attributable to common stockholders	$(2,222)	$(2,110)	$(1,485)	$(2,706)

Other Data:

Non-cash rental lease expense, net of non-cash income	$1,620	$2,670	$1,354	$1,493

Cash provided by (used in):

Operating activities	12,302	15,733	7,193	7,393

Investing activities	(13,571)	(36,040)	(12,362)	(47,352)

Financing activities	2,809	40,836	42,361	36,116

			Seven Months
	Year Ended May 31,		Ended December 31,

	1997	1998	1997	1998

Reconciliation of cash flows provided by operating activities and net income (loss) to EBITDA:

Net cash provided by operating activities	$12,302	$15,733	$7,193	$7,393

Compensation expense incurred in connection with stock options	(5,933)	(1,442)	(397)	(434)

Depreciation and amortization	(4,219)	(7,520)	(3,944)	(8,578)

Depreciation and amortization of discontinued clubs	—	(216)	—	(240)

Amortization of debt issuance costs	(156)	(412)	(245)	(363)

Losses from extinguishment of debt	—	(1,406)	(1,377)	—

Write-off of organization costs	—	(158)	(158)	—

Noncash rental expense, net of noncash rental income	(1,620)	(2,670)	(1,354)	(1,493)

Change in certain working capital components	(4,389)	(4,316)	(1,620)	(204)

Increase in deferred tax asset	2,058	1,187	1,081	1,411

Increase in deferred membership costs	847	1,403	708	2,072

Other	174	94	113	(124)

Net income (loss)	(936)	277	—	(560)

Depreciation and amortization(1)	4,219	7,520	3,944	8,578

Interest expense, net of interest income	2,455	7,308	4,676	5,279

Provision (benefit) for corporate income tax	(243)	494	264	(431)

Income from discontinued operations of a closed club, net of income taxes(3)	—	(19)	—	(46)

Cumulative effect of a change in accounting policy, net of income taxes(4)	—	88	88	—

EBITDA(5)	$5,495	$15,668	$8,972	$12,820

EBITDA Margin(5)	9.7%	19.2%	20.9%	18.1%

Club and Membership Data:

New clubs opened(6)	3	1	—	4

Clubs acquired(6)	5	13	5	16

Wholly owned clubs operated at end of period(6)	28	45	35	65

Total clubs operated at end of period(7)	35	49	40	69

Members at end of period(8)	78,600	125,100	99,900	178,700

Mature club revenue increase(9)	9.9%	12.6%	12.6%	16.8%

Revenue per weighted average club (in thousands)(10)	$2,267	$2,287	$1,289	$1,184

	Year Ended
	December 31,

	1998	1999	2000	2001	2002

Statement of Operations Data:

Revenues	$109,261	$158,184	$223,828	$281,633	319,427

Operating expenses:

Payroll and related	44,630	63,838	90,801	112,766	129,105

Club operating	36,319	52,048	68,806	88,941	99,113

General and administrative	8,796	10,797	14,626	18,785	21,368

Depreciation and amortization(1)	12,154	20,513	26,248	32,185	31,748

Operating income	7,362	10,988	23,347	28,956	38,093

Interest expense, net of interest income	7,911	10,243	13,120	14,527	16,421

Income (loss) from continuing operations before provision (benefit) for corporate income tax	(549)	745	10,227	14,429	21,672

Provision (benefit) for corporate income tax	(201)	622	5,031	6,853	9,709

Income (loss) from continuing operations	(348)	123	5,196	7,576	11,963

Income (loss) from discontinued operations of closed clubs(3) (including loss on club closure of $996 in 2002), net of income taxes	65	(74)	(365)	(530)	(767)

Cumulative effect of a change in accounting principle, net of income tax benefit of $612(4)	—	—	—	—	(689)

Net income (loss)	(283)	49	4,831	7,046	10,507

Accreted dividends on preferred stock	(3,048)	(7,880)	(9,016)	(10,201)	(11,543)

Net loss attributable to common stockholders	$(3,331)	$(7,831)	$(4,185)	$(3,155)	$(1,036)

Other Data:

Non-cash rental lease expense, net of non-cash income	$2,809	$3,061	$2,976	$4,224	$1,670

Cash provided by (used in):

Operating activities	15,933	29,496	40,573	44,348	50,805

Investing activities	(71,030)	(55,078)	(70,048)	(58,358)	(40,182)

Financing activities	$34,591	$33,553	$5,715	$16,103	$(10,530)

Reconciliation of cash flows provided by operating activities and net income (loss) to EBITDA:

Net cash provided by operating activities	$15,933	$29,496	$40,573	$44,348	$50,805

Compensation expense incurred in connection with stock options	(1,479)	(2,042)	(1,836)	(1,149)	(1,207)

Depreciation and amortization	(12,154)	(20,513)	(26,248)	(32,185)	(31,748)

Depreciation and amortization of discontinued clubs	(456)	(422)	(394)	(482)	(277)

Goodwill impairment write-off	—	—	—	—	(1,301)

Club closure costs	—	—	—	—	(996)

Amortization of debt issuance costs	(530)	(1,147)	(1,531)	(1,882)	(1,928)

Noncash rental expense, net of noncash rental income	(2,809)	(3,061)	(2,976)	(4,224)	(1,670)

Net change in certain working capital components	(2,900)	(9,596)	(9,392)	(3,475)	(2,413)

Increase in deferred tax asset	1,517	3,259	3,326	4,526	1,162

Increase (decrease) in deferred membership costs	2,767	3,836	2,745	1,162	(340)

Other	(172)	239	564	407	420

Net income (loss)	(283)	49	4,831	7,046	10,507

	Year Ended
	December 31,

	1998	1999	2000	2001	2002

Depreciation and amortization(1)	12,154	20,513	26,248	32,185	31,748

Interest expense, net of interest income	7,911	10,243	13,120	14,527	16,421

Provision (benefit) for corporate income tax	(201)	622	5,031	6,853	9,709

(Income) loss from discontinued operations or closed clubs, net of income taxes(3)	(65)	74	365	530	767

Cumulative effect of a change in accounting policy, net of income taxes(4)	—	—	—	—	689

EBITDA(5)	$19,516	$31,501	$49,595	$61,141	$69,841

EBITDA Margin(5)	17.9%	19.9%	22.2%	21.7%	21.9%

Club and Membership Data:

New clubs opened(6)	5	14	9	12	8

Clubs acquired(6)	25	4	11	2	4

Closed or sold clubs	—	—	—	—	(2)

Wholly owned clubs operated at end of period(6)	65	82	103	117	127

Total clubs operated at end of period(7)	69	86	105	119	129

Members at end of period(8)	178,700	203,100	278,000	317,000	342,000

Mature club revenue increase(9)	14.2%	16.0%	18.6%	12.3%	4.1%

Revenue per weighted average club (in thousands)(10)	$2,156	$2,130	$2,428	$2,619	$2,606

	As of December 31,

	1998	1999	2000	2001	2002

Balance Sheet Data:

Working capital (deficit)(11)	$478	$(1,015)	$(38,414)	$(42,565)	$(43,192)

Total assets	157,416	215,678	256,085	296,005	314,250

Long-term debt, including current installments	89,524	132,202	144,498	163,979	160,943

Redeemable senior preferred stock	36,735	42,066	48,029	54,687	62,125

Redeemable Series A preferred stock(12)	20,351	23,216	26,580	30,432	34,841

Total stockholders’ deficit	$(22,684)	$(28,813)	$(30,491)	$(32,797)	$(31,740)

(1)	Effective January 1, 2002 we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142 No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. In connection with this implementation we no longer amortize goodwill, but rather test it for impairment when circumstances indicate it is necessary, and at a minimum annually. A reconciliation of reported net income (loss) to net income (loss) adjusted for the impact of SFAS 142 is as follows for the presented periods:

			Seven Months
	Year ended		Ended
	May 31,		December 31,		Year ended December 31,

	1997	1998	1997	1998	1998	1999	2000	2001

Net income (loss) as reported	$(936)	$277	$—	$(560)	$(283)	$49	$4,831	$7,046

Goodwill amortization	286	843	294	1,512	2,061	2,845	3,545	4,436

Deferred tax benefit	(120)	(354)	(123)	(635)	(866)	(1,195)	(1,064)	(1,344)

Net income (loss) as adjusted	$(770)	$766	$171	$317	$912	$1,699	$7,312	$10,138

(2)	Interest expense for the year ended May 31, 1998 and the seven months ended December 31, 1997 includes the write-off of $1,406 of previously capitalized fees and expenses related to the repayment of certain indebtedness.

(3)	In the fourth quarter of 2002, we closed two remote underperforming, wholly-owned clubs. In connection with the closure of one of the clubs, we recorded club closure costs of $996 related to the write-off fixed assets. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the Consolidated Statement of Operations and prior periods have been reclassified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of.

Income (loss) from operations of these discontinued clubs was as follows for the periods presented:

		Seven
	Year	Months
	Ended	Ended
	May 31,	December 31,	Year Ended December 31,

	1998	1998	1998	1999	2000	2001	2002

Income (loss) from operations of discontinued clubs, (including loss of club closure of $996 in 2002)	$32	$78	$110	$(125)	$(597)	$(894)	$(1,318)

Provision (benefit) for corporate income tax	13	32	45	(51)	(232)	(364)	(551)

Income (loss) from discontinued operations	$19	$46	$65	$(74)	$(365)	$(530)	$(767)

(4)	Prior to fiscal 1998, we capitalized direct costs incurred to obtain leases for new clubs to be constructed. During the quarter ended May 31, 1998, we adopted the provisions of Statement of Position 98-5 Reporting on the Costs of Start-up Activities (“SOP 98-5”) which requires that these costs be expensed as incurred. In connection with the adoption of SOP 98-5, effective June 1, 1997, we recorded a pre-tax charge of $88 net of $70 in taxes, as the cumulative effect of this accounting change.

Effective January 1, 2002 we implemented SFAS 142. In connection with the SFAS 142 transitional impairment test we recorded a $1.3 million write-off of goodwill. A deferred tax benefit of $612 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689 in 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value.

(5)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, income (loss) from operations of discontinued clubs, and cumulative effect of changes in accounting policy. EBITDA is presented because we believe it provides useful information regarding our liquidity. Our Senior Note holders and our principle bank often measure our liquidity with EBITDA. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income (loss) or cash flow data prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). EBITDA Margin is defined as EBITDA as a percentage of revenues. Additionally, investors should be aware that EBITDA may not be comparable to similarly titled measures presented by other companies.

(6)	During fiscal 1997, we opened or acquired six clubs and relocated one club upon the expiration of its lease. During fiscal 1998, we opened or acquired 14 clubs and acquired three formerly partly owned clubs. During calendar 1998, we acquired one formerly partly owned club. During 1999, we relocated one club. During 2000, we acquired two formerly partly owned clubs and relocated one club upon the expiration of its lease.

(7)	Includes wholly-owned or partly owned and managed clubs.

(8)	Represents members at wholly-owned or partly owned clubs.

(9)	We define mature clubs as those clubs operated by us for more than 24 months.

(10)	Revenue per weighted average club is calculated as club revenue divided by the product of the total numbers of clubs and their weighted average months in operation as a percentage of the total year or the seven months ended, as applicable.

(11)	Working capital (deficit) is calculated as current assets less current liabilities. We normally operate with a working capital deficit because we receive dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full in advance. As a result, we have no material accounts receivable, and record a deferred revenue liability for membership or ancillary services billed in advance. We also record deferred revenue liability, because initiation fees are received at enrollment and are deferred and recognized over the estimated average term of a membership.

(12)	We have 153,637 shares of Series A Redeemable Preferred Stock (“Series A”) outstanding at December 31, 2002. We have reclassified our 2001 financial statements to account for a redemption feature included in the Series A stock, in accordance with the guidance in EITF Topic No. D-98: Classification and Measurement of Redeemable Securities (“EITF Topic No. D-98”). EITF Topic No. D-98 provided additional guidance on the appropriate classification of redeemable preferred stock upon the occurrence of an event that is not solely within the control of an issuer. EITF Topic No. D-98 requires retroactive application in the first fiscal quarter ending after December 15, 2001 by reclassifying the financial statements of prior periods. The carrying value of the Series A stock, which was previously presented as a component of stockholders’ deficit, has been reclassified as redeemable preferred stock outside of stockholders’ deficit. The reclassification of the 2001 financial statements for the Series A stock had no effect on our net income, net loss attributable to common stockholders or total assets. The following sets forth the overall effect of the reclassification on our stockholders’ deficit at December 31, 2001:

Stockholders’ deficit prior to reclassification	$(2,365)

Reclassification of Series A stock	$(30,432)

Stockholders’ deficit after the reclassification	$(32,797)

The balance sheet data for all periods presented have been adjusted to reflect the above reclassification.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      Certain statements in this Annual Report on our Form 10-K for the year ended December 31, 2002 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside of our control, including the level of market demand for our services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by us. The information contained herein represents management’s best judgement as of the date hereof based on or as to information currently available; however, we do not intend to update this except as required by law, information to reflect development or information obtained after the date hereof and disclaim any legal obligation to the contrary.

Change of Financial Reporting Period

      In 1998, we changed our fiscal year end from May 31 to December 31, which resulted in a transition period of seven months ended December 31, 1998. The decision to change the fiscal year was made for more convenience in both internal and external communications.

Historical Club Growth

			Seven
	Year Ended		Months
	May 31,		Ended	Year Ended December 31,
			December 31,
	1997	1998	1998	1999	2000	2001	2002

Clubs at beginning of period	28	35	49	69	86	105	119

Greenfield clubs(a)	3	1	4	14	9	12	8
Acquired clubs	5	13	16	4	11	2	4

Sold, relocated or closed clubs	(1)	—	—	(1)	(1)	—	(2)

Clubs at end of period(b)	35	49	69	86	105	119	129

Number of partly owned clubs included at the end of period(c)	7	4	4	4	2	2	2

(a)	A “Greenfield club” is a new location constructed by us.

(b)	We include in the club count wholly owned and partly owned clubs. In addition, as of December 31, 2002 we managed two additional clubs in which we did not have an equity stake.

(c)	In March 2000, two clubs previously managed by us were purchased. Including these two clubs, the total number of clubs opened or acquired in 2000 totals 22.

Introduction

      We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2002, we operated 129 clubs that collectively served approximately 342,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target members’ areas of both employment and residence. Our target member is college-educated, typically between the ages of 21 and 50 and has an annual income of between $50,000 and $150,000.

      Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 2002, approximately 47% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

      We have executed this strategy successfully in the New York region through the network of clubs we operate under our NYSC brand name. We are the largest fitness club operator in Manhattan with 37 locations and operate a total of 85 clubs under the NYSC name within a defined radius of New York City. We operate 20 clubs in the Boston region, 15 clubs in the Washington D.C. region under our BSC and WSC brand names respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under is PSC brand name. In addition we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

      During the last several years, we have increased revenues, operating income, net income, cash flows provided by operating activities, and EBITDA by expanding our club base in New York, Boston, Washington, DC, and Philadelphia. As a result of expanding our club base and the relatively fixed nature of our operating costs, our operating income has increased from $7.4 million for the year ended December 31, 1998 to $38.1 million for the year ended December 31, 2002. Net income (loss) improved from a loss of $283,000 in 1998 to net income of $10.5 million for the year ended December 31, 2002. Cash flows provided by operating activities increased from $15.9 million in 1998 to $50.8 million for the year ended December 31, 2002. Similarly, EBITDA has increased from $19.5 million in 1998 to $69.8 million for the year ended December 31, 2002, and EBITDA as a percentage of revenues has increased from 17.9% to 21.9% over the same period. We expect growth in revenues and EBITDA to continue as the 46 clubs opened or acquired since the beginning of 2000 continue to mature. Based on our historical experience, a new club tends to experience significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues, EBITDA and operating income of these 46 clubs will increase as they mature. As a result of our expansion, however, EBITDA and operating income margins may be negatively impacted in the near term, as further new clubs are added.

Mature Club Revenue

      We define mature clubs as those clubs that were operated by us for the entire period of the period presented and that same entire period of the preceeding year. Under this definition, mature clubs for periods shown are those clubs that were operated for more than 24 months. Our mature club revenue increased 16.0%, 18.6%, 12.3%, and 4.1%, for the years ended December 31, 1999, 2000, 2001, and 2002, respectively. We believe the decline in mature club revenue growth has been drive primarily by general economic softness, particularly in the New York metropolitan region, which has had an industry-wide effect. In addition, we believe that the decline in mature club revenue growth is also attributable to the increasing age of our mature clubs.

Results of Operations

      The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended
	December 31,

	2000	2001	2002

Revenue	100.0%	100.0%	100.0%

Operating Expenses:

Payroll and related	40.6	40.0	40.4

Club operating	30.7	31.6	31.1

General and administrative	6.6	6.7	6.7

Depreciation and amortization	11.7	11.4	9.9

Operating income	10.4	10.3	11.9

Interest expense	6.4	5.3	5.1

Interest income	(0.6)	(0.1)	—

Income from continuing operations before provision for corporate income taxes	4.6	5.1	6.8

Provision for corporate income taxes	2.2	2.4	3.1

Income from continuing operations	2.4	2.7	3.7

Loss from discontinued operations of closed clubs, net of income tax	(0.2)	(0.2)	(0.2)

Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.2)

Net Income	2.2	2.5	3.3

Accreted dividends on preferred stock	(4.0)	(3.6)	(3.6)

Net attributable to common stockholders	(1.8)%	(1.1)%	(0.3)%

YEAR ENDED DECEMBER 31, 2002 COMPARED TO

THE YEAR ENDED DECEMBER 31, 2001

      REVENUES. Revenues increased $37.8 million or 13.4%, to $319.4 million during 2002 from $281.6 million in 2001. This increase resulted from the 14 clubs opened or acquired in 2001 (approximately $17.0 million), and the 12 clubs opened or acquired in 2002 (approximately $9.1 million). In addition, revenues increased during 2002 by approximately $11.1 million or 4.1% at our mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is attributable to a 1.6% increase in membership, a 2.2% increase in dues, and a 0.3% increase in ancillary revenues.

Our mature club revenue increased 18.6%, 12.3% and 4.1% for the years ended December 31, 2000, 2001 and 2002, respectively. We believe the decline in mature club revenue growth had been driven primarily by general economic softness, particularly in the New York metropolitan region, which has had an industry-wide effect. In addition, we believe that the decline in mature club revenue growth is also attributable to the increasing age of our mature clubs.

      OPERATING EXPENSES. Operating expenses increased $28.6 million, or 11.3% to $281.3 million in 2002, from $252.7 million in 2001. This increase was due to a 13.9% increase in total months of club operations to 1,479 in 2002 from 1,298 in 2001. This increase was partially offset by a $437,000 decrease in depreciation and amortization from 2001 to 2002. In accordance with SFAS 142 as of January 1, 2002 goodwill is no longer being amortized.

Payroll and related expenses increased by $16.3 million, or 14.4% to $129.1 million in 2002, from $112.8 million in 2001. This increase was primarily attributable to the acquisition or opening of 12 clubs in 2002 and a full year of operating the 14 clubs opened or acquired in 2001. This increase was also attributable to an increase in health and workers’ compensation insurance, and payroll associated with fee-for-service programs.

Club operating increased by $10.2 million, or 11.4% to $99.1 million in 2002, from $88.9 million in 2001. This increase is primarily attributable to the acquisition or opening of 12 clubs in 2002 and the additional expenses attributable to operating the 14 clubs opened or acquired in 2001.

General and administrative increased by $2.6 million, or 13.8% to $21.4 million in 2002, from $18.8 million in 2001. This increase is principally attributable to a $1.3 million increase in liability and property insurance, and increases attributable to expenses associated with our expansion, including the enhancement of our management communication and information systems.

Depreciation and amortization decreased by $437,000, or 1.4% to $31.7 million in 2002, from $32.2 million in 2001. A $2.3 million and a $1.6 million increase in depreciation and amortization expense related to clubs opened or acquired in 2001 and 2002, respectively was offset by a $4.3 million decrease in goodwill amortization expense.

      INTEREST EXPENSE. Interest expense increased $1.6 million to $16.6 million in 2002 from $14.9 million in 2001, primarily as a result of an increase in subordinated credit borrowings associated with our club base expansion.

      INTEREST INCOME. Interest income decreased $253,000 to $138,000 in 2002 from $391,000 in 2001. This decrease is due to lower interest rates earned on cash balances in 2002 as compared to 2001.

      PROVISION FOR INCOME TAX. The provision for income taxes increased $2.8 million from $6.9 million in 2001 to $9.7 million in 2002. Our effective tax rate decreased to 45% in 2002 from 48% in 2001. This decrease is due to a decrease in goodwill amortization which was not deductible for taxes and decreases in the effective New York State and City rates. With the exception of deferred tax assets of $384,000 related to certain state net operating loss carry-forwards which have been reserved for, we expect future taxable income to be sufficient to realize the $20.3 million of net deferred tax assets.

      DISCONTINUED OPERATIONS. In the fourth quarter of 2002, we closed two unprofitable, wholly-owned clubs. In connection with the closure of one of the clubs we recorded club closure costs of $996 related to the write-off of fixed assets. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the Consolidated Statement of Operations, and prior periods have been reclassified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.

      Revenues and pre-tax losses for these discontinued clubs were $1.7 million and $894,000 in 2001, and $1.6 million and $322,000 in 2002, respectively.

      CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. In connection with the implementation of SFAS 142 we recorded a goodwill write-off of $1.3 million in the first quarter of 2002. A deferred tax benefit of $612,000 was recorded in connection with this goodwill write-off, resulting in a net cumulative effect of a change in accounting principle of $689,000.

      ACCRETED DIVIDENDS ON PREFERRED STOCK. Accreted dividends on the Preferred Stock increased $1.3 million to $11.5 million in 2002, from $10.2 million in 2001. This increase is due to the compounding of accreted dividends.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO

THE YEAR ENDED DECEMBER 31, 2000

      REVENUES. Revenues increased $57.8 million or 25.8%, to $281.6 million during 2001 from $223.8 million in 2000. This increase resulted from the 20 clubs opened or acquired in 2000 (approximately $27.4 million), and the 14 clubs opened or acquired in 2001 (approximately $6.0 million). In addition, revenues increased during 2001 by approximately $24.9 million or 12.3% at the Company’s mature clubs

(clubs owned and operated for at least 24 months). The mature club revenue increase is attributable to an 8.3% increase in membership, a 2.1% increase in dues, and a 1.9% increase in ancillary revenues.

      OPERATING EXPENSES. Operating expenses increased $52.2 million, or 26.0% to $252.6 million in 2001, from $200.4 million in 2000. This increase was due to a 16.6% increase in total months of club operations to 1,298 in 2001 from 1,113 in 2000. The increase is also attributable to the larger, multi purpose clubs opened or acquired in 2000.

Payroll and related increased by $22.0 million, or 24.2% to $112.8 million in 2001, from $90.8 million in 2000. This increase was primarily attributable to the acquisition or opening of 14 clubs in 2001 and a full year of operating the 20 clubs opened or acquired in 2000. This increase was also attributable to an increase in personal training payroll and increases in management information systems personnel.

Club operating increased by $20.1 million, or 29.3% to $88.9 million in 2001, from $68.8 million in 2000. This increase is primarily attributable to the acquisition or opening of 14 clubs in 2001 and the additional expenses attributable to operating the 20 clubs opened or acquired in 2000.

General and administrative increased by $4.2 million, or 28.8% to $18.8 million in 2001, from $14.6 million in 2000. This increase is principally attributable to a $1.4 million increase in liability and property insurance, increases attributable to expenses associated with the Company’s expansion, including the enhancement of the Company’s management communication and information systems, and a $300,000 increase in donations related to the September 11 events.

Depreciation and amortization increased by $6.0 million, or 22.9% to $32.2 million in 2001, from $26.2 million in 2000. This increase is attributable to the increased fixed assets placed in service and intangible assets and goodwill acquired arising out of acquisition or opening of new clubs.

      INTEREST EXPENSE. Interest expense increased $618,000 to $14.9 million in 2001 from $14.3 million in 2000, primarily as a result of increased indebtedness under our line of credit. The increase in line of credit borrowings is principally due to capital expenditure associated with the expansion of the Company’s club base.

      INTEREST INCOME. Interest income decreased $789,000 from $1.2 million in 2000 to $391,000 in 2001. This decrease is due to lower levels of cash on hand and lower interest rates earned in 2001 when compared to 2000.

      PROVISION FOR INCOME TAX. The provision for income taxes increased $1.9 million from $5.0 million in 2000 to $6.9 million in 2001. The Company’s effective tax rate decreased to 47.5% in 2001 from 49.2% in 2000. This decrease is principally due to decreases in the effective New York State and City rates. With the exception of deferred tax assets of $284,000 related to certain state net operating loss carry-forwards which have been reserved for, the Company expects future taxable income to be sufficient to realize the $19.1 million of net deferred tax assets.

      DISCONTINUED OPERATIONS. In the fourth quarter of 2002, we closed two unprofitable, wholly-owned clubs. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the Consolidated Statement of Operations, and prior periods have been reclassified in accordance with SFAS No. 144.

      Revenues and pre-tax losses for these discontinued clubs were $1.2 million and $597,000 in 2000, $1.7 million and $894,000 in 2001, respectively.

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

      Operating Activities. Net cash provided by operating activities for the year ended December 31, 2002 was $50.8 million compared to $44.3 million during the year ended December 31, 2001. Cash flows from operations has improved as the profitability of our mature clubs and clubs opened or acquired in 2001 continues to improve. These increases are offset by recently opened or acquired clubs which may be immature and not yet operating at normal operating margins. Excluding cash and cash equivalents, we normally operate with a working capital deficit because we receive dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we have no material accounts receivable, and record a deferred revenue liability for membership and ancillary services billed in advance. We also record deferred revenue liability because initiation fees are received at enrollment and are recognized over the estimated average term of membership.

      Investing Activities. We invested $40.2 million and $58.4 million in capital expenditures and asset acquisitions during the years ended December 31, 2002 and 2001, respectively, primarily as a result of our expansion efforts. Our capital expenditures are net of landlord contributions of $3.5 million and $725,000 respectively for the years ended December 31, 2002 and 2001. We estimate that for the year ended December 31, 2003, we will invest an additional $40.0 million in capital expenditures, which includes $10.3 million that management intends to invest to expand and renovate certain existing clubs, $14.6 million to maintain existing clubs and $2.0 million to further upgrade our management information system. These expenditures will be funded by cash flow generated from operations, available cash and credit facilities.

      Financing Activities. As of December 31, 2002, we had $125.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9.75% and mature in 2004. Under the provisions of the Senior Note Indenture, we may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent. Our line of credit with our principal bank provides for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at our option based upon the Eurodollar borrowing rate plus 2.50% or the bank’s prime rate plus 1.50% as defined, and we are required to pay a commitment fee of 0.375% per annum on the daily unutilized amount. As of December 31, 2002, $10.5 million of Eurodollar borrowings and $4.0 million of prime rate borrowings were outstanding under this line at interest rates of 4.0% and 6.25%, respectively. As of December 31, 2002 outstanding letters of credit totaled $1.9 million. As of December 31, 2002, we had approximately $8.6 million available under the line of credit, which matures in July 2004, and has no scheduled amortization requirements. We also have a $20.0 million subordinated credit facility which expires in December, 2004, under which there were $9.0 million of outstanding borrowings as of December 31, 2002. The Subordinated Credit Agreement was entered into with an affiliate of a director and stockholder of the Company. Interest on principal borrowings accrues at 12.75% per annum, 9.75% of which is payable on a monthly basis and the remaining 3% is accruable, at our option, through maturity. The total amount of accrued and unpaid interest may not exceed $2.5 million. We are charged a fee of 0.083% per month based on the portion of the facility not utilized. In connection with this agreement, we paid a commitment fee of $225,000 to the lender, approximately $73,000 of legal fees, and committed to issue 16,000 shares of common stock to the lender. In December 2001, we issued an additional 7,000 shares of restricted common stock to the lender which would have been forfeited by the lender in the event that the agreement was terminated prior to November 30, 2002. As the Agreement was not terminated, these shares became unrestricted in November 2002.

      The line of credit contains restrictive covenants including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. The subordinated credit facility contains similar, but less restrictive covenants than those of the line of credit. As of December 31, 2002 our Net Leverage Ratio, and Net Interest Coverage Ratio as defined by the terms of the line of credit agreement are 2.2 and 4.9 to 1.0, respectively. Our ability to incur additional debt is limited by the terms of the line of credit facility in that the Net Leverage Ratio, as defined, cannot exceed 3.0 to 1.0 and the Net Interest

Coverage Ratio must be greater than 3.0 to 1.0. In addition, the Senior Note indenture limits the incurrence of additional indebtedness, (other than permitted indebtedness) unless the consolidated fixed charge coverage ratio, as defined in the Indenture, is greater than 2.0 to 1.0 after giving effect to such additional indebtedness. Our common stock is not publicly traded and therefore our ability to raise equity financing is not as readily available as it is for companies that have publicly traded common stock.

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

      The Senior Notes, the line of credit facility and the subordinated credit facility mature in the second half of 2004. We intend to refinance the long-term debt facilities prior to their maturity. We will explore a variety of refinancing options including: new borrowing facilities, private equity offerings, initial public equity offerings, and strategic partnering, new debt offerings, but at this time there are no definitive plans in place. There can be no assurances that long-term financing will be available to us on acceptable terms. Our inability to obtain acceptable long-term financing may negatively impact our competitive position and or materially adversely affect our business, results of operations or financial condition.

      Notes payable were incurred upon the acquisition of various clubs and are subject to the right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at rates between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2012.

      In June 1999, we issued $40.0 million of Senior Notes thereby increasing the total Senior Notes outstanding to $125.0 million. These notes were issued at a price of 98.75%, providing us with $39.5 million of proceeds before expenses related to the issuance. After payment of fees and expenses of $3.9 million, we received net proceeds of $35.6 million. Other cash flow from financing activities during 1998 and 1999 included borrowings under the line of credit facility, the repayment of long-term debt, and the issuance of redeemable senior preferred stock, “Senior Stock”.

      In November 1998, we sold $40.0 million of Senior Stock. After payment of fees and expenses of approximately $400,000 we received net proceeds of $39.6 million. The Senior Stock is redeemable in November 2008, and carries a cumulative 12.0% annual dividend which is added to the liquidation value of such preferred shares, if not paid in cash, at our option.

      In October 1997, we issued $85.0 million of Senior Notes and entered into the line of credit facility. After payment of fees and expenses of $3.3 million, we received net proceeds of $81.7 million, of which $41.5 million was used for the repayment of certain indebtedness. The Senior Notes contain restrictive covenants and restrict the payment of dividends. The line of credit facility notes contain restrictive covenants, including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collaterlized by all the assets of the Company.

      The aggregate long-term debt, capital lease, operating lease, and Redeemable Preferred Stock Obligations as of December 31, 2002 were as follows:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt(1)	$153,466	$1,006	$150,125	$1,251	$1,084

Capital Lease Obligations(2)	$7,477	$4,172	$3,305	$—	—

Operating Lease Obligations(3)	$589,958	$46,276	$94,989	$92,753	$355,940

Redeemable Preferred Stock(4)	$34,841	—	$34,841	—	—

Redeemable Senior Preferred Stock(5)	$128,525	—	—	—	$128,525

Total Contractual Cash Obligations	$915,531	$86,295	$248,419	$94,004	$485,549

Notes:

(1)	The Long-term debt contractual cash obligations include principal payment requirements only. Interest on long-term debt with fixed rates amounts to $13.0 million annually. This represents a 9.75% interest rate charge on the $125.0 million of Senior Notes outstanding as of December 31, 2002, and a 12.75% interest rate charge on the $9.0 million of Subordinated Debt. Line of credit borrowings are not at fixed rates of interest. Line of credit borrowings are currently at 4.0% or approximately $580,000 per annum, but such rates may change widely with changes in market conditions.

(2)	Capital lease obligations represent principal and interest payments.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on increases in real estate tax indexation, utilities, and defined amounts based on the operating results of the lessee.

(4)	The Redeemable Preferred stock is not redeemable on a specific date, but rather at our option or possibly upon sale of the Company. For purposes of this schedule we considered this to be redeemable in years one to three.

(5)	The Redeemable Senior Preferred Stock is redeemable in November 2008. The Cash obligation above includes future accrual of dividends totalling $64.0 million.

Legal Proceedings

      On February 13, 2003, an individual filed suit against us in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained an injury at one of our club locations resulting in serious bodily injury. His complaint seeks $250 million in damages for personal injuries, in addition to $250 million of punitive damages. We have in force $51 million of insurance coverage to cover claims of this nature. We intend to vigorously contest this lawsuit and presently anticipate that these matters will be covered by insurance.

      We are a party to various lawsuits arising in the normal course of business. We believe that the ultimate outcome of these matters will not have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, (“SFAS 145”). SFAS 145, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. The provisions of this statement are effective January 1, 2003. This Statement also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic impact similar to sale-leaseback transactions and amends certain other authoritative pronouncements. These provisions of SFAS No. 145, adopted in May 2002, had no impact on our consolidated financial position or results of operations. In the event we extinguish our long-term debt obligations prior to their original maturities, the related debt extinguishment costs will be reported within operating income, rather than an extraordinary item.

      In July 2002, the FASB issued Statement No. 146, (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities, which we are required to adopt on January 1, 2003. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect that adoption of the standard will have a material adverse effect on our consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, we will apply the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002.

      On December 31, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123, which provided alternative transition methods to the expensing of employee stock-based compensation under SFAS No. 123. We are not required to adopt the fair value method prescribed by SFAS No. 123 and, accordingly, will continue to account for stock-based compensation under the intrinsic value method in accordance with APB No. 25.

     September 11, 2001 Events

      The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events interrupted the operations at four of our clubs located in downtown Manhattan. Three of the affected four clubs were back in operation by October 2001, and the fourth club reopened in September 2002.

      We carry business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter of 2001 a $175,000 insurance receivable was recorded representing an estimate of costs incurred in September 2001. Such costs included rent, payroll benefits, and other club operating costs incurred during period of closure. In 2002, we collected this $175,000 receivable and received additional on-account payments of $1.0 million. These on-account payments were classified with fees and other revenues.

      Although we have business interruption insurance to cover certain lost profits at all four clubs, we cannot predict with any degree of certainty what future amounts will actually be received from our insurance carriers. Furthermore we cannot, at this time, determine whether the assets related to the fourth club location have been permanently impaired. We will continue to gather information to better assess whether or not the assets of this club have been permanently impaired. We are communicating with our insurance carriers on an ongoing basis in order to better assess the relief we could expect to receive for such coverage. In January 2003, we received and recorded an additional $1.3 million on-account payment.

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

      The most significant assumptions and estimates relate to the allocation and fair value ascribed to assets acquired in connection with the acquisition of clubs under the purchase method of accounting, the useful lives, recoverability and impairment of fixed and intangible assets, deferred income tax valuation, valuation of, and expense incurred in, connection with stock options and warrants, legal contingencies and the estimated membership life.

      Our one-time member initiation fees and related direct expenses are deferred, and recognized, on a straight-line basis, in operations over an estimated membership life of 24 months. This estimated membership life has been derived from actual membership retention experienced by us. Although the average membership life approximated 24 months over each of the past several years; this estimated life could increase or decrease in future periods. Consequently the amount of initiation fees and direct expenses deferred by us would increase or decrease in similar proportion.

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

      As of December 31, 2002 our net deferred tax assets totaled $20.3 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. The realizability of these assets greatly depends on our ability to generate sufficient future taxable income. Our pre tax profit was $9.6 million, $13.5 million and $20.4 million, and current tax liabilities were $8.1 million, $11.0 million and $10.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. Because there is currently no evidence we will not continue to be profitable, the weight of available evidence indicates we will be able to realize these net deferred tax assets. If at some time in the future, the weight of available evidence does not support the realizability of a portion of, or the entire net deferred tax asset, the write-down of this asset could have a significant impact on our financial statements.

Inflation

      We believe that inflation has not had a material impact on our results of operations for the three year period ended December 31, 2002.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

      Not applicable

Item 8.  Financial Statements and Supplementary Data

      The Registrant’s financial statements and supplementary data are listed in the index appearing under item 15(a)(1) and 15(a)(2) .

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The following table sets forth the names, ages and a brief account of the business experience of each person who is currently a director or executive officer of the Company.

Name	Age	Position

Mark Smith	43	Chairman and Director

Robert Giardina	45	Chief Executive Officer, Office of the President

Alexander Alimanestianu	44	Chief Development Officer, Office of the President

Richard Pyle	44	Chief Financial Officer, Office of the President

Randy Stephen	46	Chief Operating Officer

Deborah Smith	43	Senior Vice President, Operations

Keith E. Alessi	48	Director

Paul Arnold	56	Director

Bruce Bruckmann	49	Director

J. Rice Edmonds	32	Director

Jason Fish	45	Director

      Mark Smith joined us in 1985 and served as Chief Executive Officer from 1995 to 2001 and became Chairman in January 2002. Prior to these appointments, he held the position of Executive Vice President of Development and International Operations. Mr. Smith has also served as a director since September 1995. He was appointed to the Board of the International Health, Racquet and Sportsclub Association (the club industry trade association) in 2001. Before joining us, Mr. Smith was a chartered accountant with Coopers & Lybrand in New York City, London and New Zealand, and a professional squash player.

      Robert Giardina joined us in 1981, served as President and Chief Operating Officer from 1992 to 2001, and became Chief Executive Officer in January 2002. With over 20 years of experience in the club industry, Mr. Giardina has expertise in virtually every aspect of facility management and club operations. In addition to operations, Mr. Giardina has primary responsibility for sales and marketing.

      Alexander Alimanestianu joined us in 1990 and became Executive Vice President, Development in 1995 and Chief Development Officer in January 2002. From 1990 to 1995, Mr. Alimanestianu served as Vice President and Senior Vice President. Before joining us, he worked as a corporate attorney for six years with one of our outside law firms. Mr. Alimanestianu has been involved in the development or acquisition of over 100 of our clubs.

      Richard Pyle, a British chartered accountant, joined us in 1987 and has been chiefly responsible for our financial matters since that time, as a Vice President in 1988, Senior Vice President and Chief Financial Officer in 1992 and Executive Vice President and Chief Financial Officer in 1995, successively. Before joining us, Mr. Pyle worked in public accounting (in the United States, Bermuda, Spain and in England) specializing in the hospitality industry, and as the corporate controller for a British public company in the leisure industry.

      Randy Stephen joined us on September 4, 2002 as Chief Operating Officer. Prior to joining us and since 1987, Mr. Stephen held various positions with Circuit City Stores, including Director of Human Resources and General Manager. In 1995, he was appointed to Circuit City Stores’ Vice President, Corporate Operations, focusing on marketing, promotions and business process re-engineering and in 1996 he became the Northeast Division President. Prior to 1987, Mr. Stephen worked with several premier retailers including Eastern Mountain Sports, Eddie Bauer, Keeger & Sons and Britches of Georgetown.

      Deborah Smith joined us in 1985, and served as Vice President before her appointment as a Senior Vice President of Operations in 1995. Ms. Smith has been responsible for the startup and operation of our clubs in New York, Switzerland and Washington, DC. She oversaw club operations in all U.S. geographic areas, until she left Town Sports in December 2002.

      Keith E. Alessi has served as a director of Town Sports since April, 1997. Mr. Alessi is an adjunct professor of Law at Washington and Lee University School of Law. Mr. Alessi served as President, Chief Executive Officer and a director of Telespectrum Worldwide, Inc. from March 1998 to April 2000. From May 1996 to March 1998, Mr. Alessi served as Chairman, President and Chief Executive Officer of Jackson Hewitt, Inc.

      Paul Arnold has served as a director of Town Sports since April 1997. Mr. Arnold has served as Chairman and Chief Executive Officer of Cort Business Services, Inc., a Berkshire Hathaway Company, since 2000. From 1992 to 2000, Mr. Arnold served as President, Chief Executive Officer and Director of Cort Business Services. Prior to 1992, Mr. Arnold held various positions over a 24 year period within Cort Furniture Rental, a division of Mohasco Industries. Mr. Arnold is currently a Director of Relocation Central Corp. and Penhall International, Inc.

      Bruce Bruckmann has served as a director of Town Sports since December, 1996. Since 1994, Mr. Bruckmann has served as Managing Director of BRS. From 1983 until 1994, Mr. Bruckmann served as an officer and subsequently a Managing Director of Citicorp Venture Capital, Ltd. (“CVC”). Mr. Bruckmann is currently a director of Penhall International, Inc., Mohawk Industries, Inc., H&E Equipment Services L.L.C. and Anvil Knitwear Inc. and a director of several private companies.

      J. Rice Edmonds has served as a director of Town Sports since July 16, 2002. Mr. Edmonds is a Principal of BRS. Prior to joining BRS in 1996, Mr. Edmonds worked in the high yield finance group of Bankers Trust Company. Mr. Edmonds is currently a director of H&E Equipment Services L.L.C., and several other private companies.

      Jason Fish has been a director of Town Sports since December, 1996. Mr. Fish is the co-founder and President of CapitalSource Holdings, L.L.C., a position he has held since June, 2000. Prior to founding CapitalSource, Mr. Fish had been a Managing Member of Farallon Capital Management, L.L.C. (“FCM”) and Farallon Partners, L.L.C. Farallon’s two management entities, since April 1996. Mr. Fish was a General Partner of the Farallon investment partnerships and a Managing Director of FCM’s predecessor, Farallon Capital Management, Inc., from 1991 to 1996.

Item 11.     Executive Compensation

      The following summarizes, for the year indicated, the principal components of compensation for our Chief Executive Officer and the other four highest compensated executive officers (collectively, the “named executive officers”). The compensation set forth below fully reflects compensation for work performed on our behalf.

Summary Compensation Table

					Long-Term
					Compensation
				Other Annual	Awards Common Stock
		Salary	Bonus(1)	Compensation	Underlying Options/SARs
Name and Principal Position	Period	($)	($)	($)	(#)

Mark Smith	2002	426,072	429,224	—	—
Chairman	2001	413,662	364,597	—	—
	2000	397,752	540,000	—	—

Robert Giardina	2002	404,097	327,312	—	—
Chief Executive Officer,	2001	392,327	276,678	—	—
Office of the President	2000	377,237	413,000	—	—

Richard Pyle	2002	236,539	252,815	—	—
Chief Financial Officer,	2001	215,035	216,258	—	—
Office of the President	2000	206,764	317,000	—	—

					Long-Term
					Compensation
				Other Annual	Awards Common Stock
		Salary	Bonus(1)	Compensation	Underlying Options/SARs
Name and Principal Position	Period	($)	($)	($)	(#)

Alexander Alimanestianu	2002	236,539	252,815	—	—
Chief Development Officer,	2001	215,035	216,258	—	—
Office of the President	2000	206,764	317,000	—	—

Deborah Smith	2002	178,098	171,690	—	—
Senior Vice President,	2001	172,911	145,839	—	—
Operations	2000	166,261	216,000	—	—

(1) Includes annual bonus payments under our Annual Bonus Plan.

Option/SAR Grants During the Year Ended December 31, 2002

      There were no options granted to named executive officers by us during the year ended December 31, 2002.

Aggregated Option/SAR Exercises During the Years Ended December 31, 2002 and 2002 Year-End Option/SAR Values

      The following summarizes exercises of stock options (granted in prior years) by the named executive officers during the year ended December 31, 2002 as well as the number and value of all unexercised options held by the named executive officers as of December 31, 2002.

			Number of Securities		Value of Unexercised
			Options/SARs		In-the-Money Options/SARs
	Shares		at FY-End(#)		at FY-End ($)(1)
	Acquired on	Value	Exercisable/Unexercisable		Exercisable/Unexercisable
	Exercise(#)	Realized($)
Name	Common	Common	Common	Preferred	Common	Preferred

Mark Smith	—	—	8,830/0	42,812/0	1,147,900/0	2,428,725/0

Robert Giardina	—	—	8,829/0	32,793/0	1,147,770/0	1,860,347/0

Richard Pyle	—	—	8,828/0	27,569/0	1,147,640/0	1,563,989/0

Alexander Alimanestianu	—	—	8,828/0	27,199/0	1,147,640/0	1,542,999/0

Deborah Smith	—	—	5,750/0	9,530/0	740,900/0	540,637/0

(1)	Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price. Fair market value was determined in good faith by the Board of Directors and was based upon our historical and projected financial performance.

Compensation Committee Interlocks and Insider Participation

      The current members of our compensation committee are Bruce Bruckmann, Paul Arnold and Mark Smith. Bruce Bruckmann and Paul Arnold are non-employee directors.

Management Equity Agreements

      We have entered into executive stock agreements with our named executive officers. Pursuant to these executive stock agreements, our named executive officers each have purchased our shares of common stock and/or shares of series B preferred stock at a purchase price of $1.00 per share of common stock and $35.00 per share of series B preferred stock.

Our Benefit Plans

      We maintain a 401(k) defined contribution plan and are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The plan provides for us to make discretionary contributions; however, we elected not to make contributions for the years ended December 31, 1999 and 2000. The plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per annum. In February 2002 and 2003, employer matching contributions totaling $200,000 were made for each of the Plan years ended December 31, 2001 and 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (as of December 31, 2002) certain information with respect to the beneficial ownership of the Common Stock and Preferred Stock by: (i) each person or entity who owns of record or beneficially more than 5% or more of any class of our voting securities; (ii) each named executive officer and director of Town Sports; and (iii) all directors and named executive officers of Town Sports as a group.

	Common	Percentage of
	Stock	Common	Redeemable	Series A
	Beneficially	Stock	Senior	Redeemable	Series B
Name	Owned(1)	Outstanding(1)	Preferred Stock	Preferred Stock	Preferred Stock

BRS(2) 126 East 56th Street, 29th Floor New York, New York 10022	504,456	37.6%	—	104,330	—

The Farallon Entities(3) One Maritime Plaza, Suite 1325 San Francisco, California 94111	270,091	20.1%	20,000	41,045	—

The Canterbury Entities 600 Fifth Avenue, 23rd Floor New York, New York 10020	139,437	10.4%	15,000	—	—

Capital Source Holdings L.L.C. 4445 Willard Avenue Chevy Chase, MD 20815	23,000	1.7%	—	—	—

Rosewood Capital L.P. One Maritime Plaza, Suite 1330 San Francisco, California 94111	17,908	1.3%	5,000	—	—

Executive Officers and Directors:

Mark Smith(4)	74,955	5.6%	—	—	42,812

Robert Giardina(4)	59,480	4.4%	—	—	32,793

Richard Pyle(4)	51,410	3.8%	—	—	27,569

Alexander Alimanestianu(4)	50,839	3.8%	—	—	27,199

Deborah Smith(4)	21,658	1.6%	—	—	10,080

Bruce C. Bruckmann(5)	517,642	38.6%	—	107,057	—

J. Rice Edmonds(6)	504,456	37.6%	—	104,330	—

Jason Fish(7)	293,091	21.9%	20,000	41,045	—

	Common	Percentage of
	Stock	Common	Redeemable	Series A
	Beneficially	Stock	Senior	Redeemable	Series B
Name	Owned(1)	Outstanding(1)	Preferred Stock	Preferred Stock	Preferred Stock

Paul Arnold	*	*	—	591	—

Keith Alessi	*	*	—	591	—

Executive Officers and Directors as a Group:

10 Persons(8)	1,074,789	80.2%	20,000	149,285	140,453

*	Represents less than 1%.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Excludes shares held individually by Mr. Bruckmann and other individuals (and affiliates and family members thereof), each of whom are employed by BRS.

(3)	Includes shares held by each of Farallon Capital Partners, L.P., Farallon Capital Institution Partners, L.P., Farallon Capital Institutional Partners II, L.P. and R.R. Capital Partners, L.P. (the “Farallon Entities”). Farallon Partners, L.L.C. is the general partner of each of the Farallon Entities. Farallon Partners, L.L.C. disclaims beneficial ownership of such shares. Also includes warrants to purchase 71,630 shares of common stock with an exercise price of $.01 per share and an expiration date of November 30, 2008.

(4)	Includes options to acquire, exercisable within 60 days, common stock, and series B preferred stock options, exercisable within 60 days, pursuant to the common and preferred option plans, respectively. Messrs. Smith, Giardina, Pyle, Alimanestianu and Ms. Smith each hold such options on 8,830, 8,829, 8,828, 8,828 and 5,750 shares of common stock, respectively. All shares of series B preferred stock beneficially owned by such persons are in the form of series B options, except with respect to Ms. Smith only, 9,530 shares are in the form of series B options. The address for each of these named executive officers is the same as the address of our principal executive offices. In January 2003 Ms. Smith exercised 9,530 options to purchase Series B Preferred Stock. In February 2003 Messrs. Smith, Giardina, Pyle, and Alimanestianu exercised 42,812, 32,793, 27,569 and 27,199 Series B Preferred Stock options, respectively. All Series B Preferred Stock issued in connection with these February exercises were sold to Rosewood Capital L.P.

(5)	Includes 504,456 shares held by BRS, and approximately 2,276 shares held by certain other family members of Mr. Bruckmann. Mr. Bruckmann disclaims beneficial ownership of such shares held by BRS.

(6)	Includes shares held by BRS. Mr. Edmonds disclaims beneficial ownership of such shares.

(7)	Includes shares held by each of the Farallon Entities and CapitalSource, L.L.C. Mr. Fish is the founder of CapitalSource L.L.C. an affiliate of the Farallon Entities. Mr. Fish disclaims beneficial ownership of such shares.

(8)	Includes (i) shares held by BRS, which may be deemed to be owned beneficially by Messrs. Bruckmann and Edmonds, and (ii) shares held by the Farallon Entities, which may be deemed to be owned beneficially by Mr. Fish.

      Excluding the shares beneficially owned by BRS and the Farallon Entities, the directors and named executive officers as a group beneficially own (i) 264,056 shares of common stock (which represents approximately 19.7% of the common stock on a fully diluted basis), (ii) no shares of redeemable senior preferred stock, (iii) 1,182 shares of series A preferred stock, and (iv) 140,453 shares of series B preferred stock.

Item 13.  Certain Relationships and Related Transactions

Redeemable Senior Preferred Stock

      In November 1998, we issued 40,000 shares of Redeemable Senior Preferred Stock (“Senior”). After the payment of fees and expenses of approximately $400,000 we received net proceeds of approximately $39.6 million. The Senior stock is redeemable in November 2008. The Senior stock may, at the option of the holder, be converted into Common stock upon the initial public offering of common stock of Town Sports.

Registration Rights Agreement

      In connection with the Recapitalization, we, BRS, the Farallon Entities, Canterbury Mezzanine Capital, L.P. (“CMC”), certain members of management and other shareholders of the Company entered into a Registration Rights Agreement, dated December 10, 1996 (as amended on November 13, 1998, in connection with the issuance of Senior Preferred Stock, the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, BRS, the Farallon Entities and CMC have the right to require us, at our expense of and subject to certain limitations, to register under the Securities Act all or part of the shares of Common Stock (the “Registrable Securities”) held by them. BRS is entitled to demand up to three long-form registrations at any time and unlimited short-form registrations. Farallon is entitled to demand one long-form registration (but only one year after we have consummated an initial registered public offering of our Common Stock) and up to three short-form registrations. CMC is entitled to demand up to two short-form registrations.

      All holders of Registrable Securities are entitled to an unlimited number of “piggyback” registrations, with us paying all expenses of the Offering, whenever we propose to register its Common Stock under the Securities Act. Each such holder is subject to certain pro rata limitations on its ability to participate in such a “piggyback” registration. In addition, pursuant to the Registration Rights Agreement, we have agreed to indemnify all holders of Registrable Securities against certain liabilities, including certain liabilities under the Securities Act.

Professional Services Agreement

      In connection with the Recapitalization, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS Co.”), an affiliate of BRS, and the Company entered into a Professional Services Agreement, whereby BRS Co. agreed to provide us certain advisory and consulting services. In exchange for such services, BRS Co. receives an annual fee of $250,000 per calendar year while they own at least 20.0% of our outstanding Common Stock.

Subordinated Credit Agreement

      In November 2000, we entered into a Subordinated Credit Agreement (the “Subordinated Agreement”) with CapitalSource Holdings L.L.C., an affiliate of a director and stockholder of the Company. This Subordinated Agreement provides for up to $20.0 million of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 12.75% per annum; 9.75% of which is payable on a monthly basis and the remaining 3% is accruable, at our option, through maturity. The total amount of accrued and unpaid interest may not exceed $2.5 million. We are charged a fee of 0.083% per month based on the portion of the facility not utilized. In connection with this agreement we paid a commitment fee of $225,000 to the lender, approximately $73,000 of legal fees, and committed to issue 16,000 shares of common stock to the lender. Such shares were issued during December 2001, and had an estimated fair value of $1.4 million as of the date the lender committed to provide the financing. In December 2001 we issued an additional 7,000 shares of restricted common stock to the lender, which would had been forfeited by the lender in the event that the agreement is terminated prior to November 30, 2002. As the Agreement was not terminated, these shares became unrestricted in November 2002. In 2002, an additional commitment fee of $125,000 was paid to the lender, pending an increase in the facility of $5.5 million.

Item 14.     Controls and Procedures

      (a) Within the 90 days prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

      (b) There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Document List

      1.  Financial Statements

      The following consolidated financial statements of Town Sports International Inc. are included in Item 8:

      2.  Financial statement schedules

      All schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required or the required information has been included within the financial statements or the notes thereto.

      (b) Reports on Form 8-K

      None

      (c) Exhibits:

1.	1	Certification of Chief Executive Officer.
1.	2	Certification of Chairman.
1.	3	Certification of Chief Financial Officer.
2.	1	Agreement and Plan of Merger dated as of November 8, 1996 by and among the Company, various Sellers and Option Holders and TSI Recapitalization Sub, Inc.†
2.	2	Amendment to Agreement and Plan of Merger dated as of December 10, 1996 among TSI Merger Sub, Inc., the Company and certain stockholders and option holders of the Company.†
3.	1	Amended and Restated Certificate of Incorporation of the Company.†
3.	2	By-Laws of the Company.†
3.	3	Certificate of Amendment of the Certificate of Incorporation of the Company, dated as of November 13, 1998.***
3.	4	Certificate of Amendment of the Certificate of Incorporation of the Company dated February 24, 2003.
4.	1	Indenture dated as of October 16, 1997 between the Company and United States Trust Company of New York.†
4.	2	Purchase Agreement dated as of October 9, 1997 among the Company and BT Alex. Brown Incorporated.†
4.	3	Purchases Agreement dated as of June 10, 1999 between the Company and Deutsche Bank Securities, Inc.**
4.	4	Registration Rights Agreement dated as of October 16, 1997 among the Company, and BT Alex. Brown Incorporated.†
4.	5	Registration Rights Agreement dated as of December 10, 1996 by and among the Company, BRS and various investors, the Farallon Entities, CMC, and certain Town Sports stockholders.†
4.	6	Registration Rights Agreement dated as of June 21, 1999 between Town Sports International, Inc., and Deutsche Bank Securities, Inc.**
4.	7	First Amendment to Registration Rights Agreement by and among the Company, BRS, CMC, Canterbury Detroit Partners L.P. “CDP”, Rosewood Capital Partners L.P. “RC”, the Farallon Entities and certain other stockholders of the Company, dated as of November 13, 1998.***

4.	8	Second Amendment to Registration Rights Agreement by and among the Company, BRS, , CMC, CDP, RC, the Farallon Entities, CapitalSource Holdings LLC (“CapitalSource”) and certain other stockholders of the Company, dated November 6, 2000.*****
10.	1	Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent dated as of October 16, 1997.†
10.	2	First Amendment to the Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent dated as of August 6, 1998.*
10.	3	Second Amendment to the Amended and Restated Credit Agreement among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent dated as of January 28, 1999.****
10.	4	Third Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of June 9, 1999.****
10.	5	Fourth Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company as administrative Agent dated as of March 1, 2000.****
10.	6	Fifth Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of November 3, 2000.*****
10.	7	Sixth Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of May 15, 2001.******
10.	8	Seventh Amendment to the Amended and Restated Credit Agreement, among the Company, Various Lending Institutions and Bankers Trust Company, as Administrative Agent, dated as of July 3, 2002.
10.	9	Subordinated Credit Agreement among the Company and CapitalSource dated November 6, 2000****
10.	10	Amendment No. 1. to the Subordinated Credit Agreement dated, November 6, 2000.
10.	11	Amendment No. 2 to the Subordinated Credit Agreement dated February 28, 2002.
10.	12	Stock Purchase Agreement among the Company, CMC and CDP, dated as of November 13, 1998.***
10.	13	Stock Purchase Agreement among the Company, the Farallon Entities and RC, dated as of November 30, 1998.***
10.	14	Stock Purchase Agreement among the Company and CapitalSource dated as of November 6, 2000.****
10.	15	Shareholders’ Agreement dated as of December 10, 1996 by and among the Company, BRS, the Farallon Entities, CMC and certain other stockholders of the Company.†
10.	16	Amended and Restated Shareholders’ Agreement among the Company, BRS, the Farallon Entities, RC, CMC, and CDP, dated as of November 13, 1998.***
21.	1	Subsidiaries of the Company.

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-40907.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-61439.

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-82607.

***	Incorporated by reference to the Registrant’s December 31, 1998 Form 10-K.

****	Incorporated by reference to the Registrant’s December 31, 1999 Form 10-K.

*****	Incorporated by reference to the Registrant’s December 31, 2000 Form 10-K.

******	Incorporated by reference to the Registrant’s December 31, 2001 Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Town Sports International, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES (the “Company”) at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2m and 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002. Additionally, as discussed in Note 2r, the Company implemented the guidance in EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities.”

PricewaterhouseCoopers LLP

February 14, 2003, except as to Note 18,

which is dated February 24, 2003.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
All figures $’000, except share data
December 31, 2001 and 2002

	December 31,

	2001	2002

Assets

Current assets:

Cash and cash equivalents	$5,458	$5,551

Accounts receivable (less allowance for doubtful accounts of $120 in 2002)	1,355	1,333

Inventory	1,326	1,132

Prepaid corporate income taxes	—	3,012

Prepaid expenses and other current assets	3,113	4,430

Total current assets	11,252	15,458

Fixed assets, net	200,120	210,823

Goodwill, net	42,145	45,531

Intangible assets, net	1,294	1,675

Deferred tax assets, net	19,092	20,254

Deferred membership costs	14,748	14,408

Other assets	7,354	6,101

Total assets	$296,005	$314,250

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities:

Current portion of long-term debt and capital lease obligations	$4,015	$5,178

Accounts payable	7,615	5,328

Accrued expenses	18,918	21,634

Deferred revenue	23,269	26,510

Total current liabilities	53,817	58,650

Long-term debt and capital lease obligations	159,964	155,765

Deferred lease liabilities	21,510	23,644

Deferred revenue	3,609	3,435

Other liabilities	4,783	7,530

Total liabilities	243,683	249,024

Commitments and contingencies

Redeemable preferred stock:

Redeemable senior preferred stock, $1.00 par value; liquidation value $57,416 and $64,512 at December 31, 2001 and 2002, respectively; authorized 100,000 shares; 40,000 shares issued and outstanding at December 31, 2001 and 2002	54,687	62,125

Series A redeemable preferred stock, $1.00 par value; at liquidation value; authorized 200,000 shares; 153,637 shares issued and outstanding at December 31, 2001 and 2002	30,432	34,841

	85,119	96,966

Stockholders’ deficit:

Series B preferred stock, at liquidation value	265	303

Class A voting common stock, $.001 par value; issued and outstanding 1,028,698 and 1,176,043 shares at December 31, 2001 and 2002, respectively	1	1

Paid-in capital	(22,245)	(32,149)

Unearned compensation	(422)	(278)

Accumulated other comprehensive income (currency translation adjustment)	21	293

Retained earnings (accumulated deficit)	(10,417)	90

Total stockholders’ deficit	(32,797)	(31,740)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$296,005	$314,250

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
All figures $’000
For the years ended December 31, 2000, 2001 and 2002

	Years Ended December 31,

	2000	2001	2002

Revenues:

Club operations	$221,210	$278,200	$314,995

Fees and other	2,618	3,433	4,432

	223,828	281,633	319,427

Operating expenses:

Payroll and related	90,801	112,766	129,105

Club operating	68,806	88,941	99,113

General and administrative	14,626	18,785	21,368

Depreciation and amortization	26,248	32,185	31,748

	200,481	252,677	281,334

Operating income	23,347	28,956	38,093

Interest expense	14,300	14,918	16,559

Interest income	(1,180)	(391)	(138)

Income from continuing operations before provision for corporate income taxes	10,227	14,429	21,672

Provision for corporate income taxes	5,031	6,853	9,709

Income from continuing operations	5,196	7,576	11,963

Loss on discontinued operations (including loss on club closure of $996 in 2002), net of income tax benefits of $232, $364 and $551 for 2000, 2001 and 2002, respectively	(365)	(530)	(767)

Cumulative effect of a change in accounting principle, net of income tax benefit of $612	—	—	(689)

Net income	4,831	7,046	10,507

Accreted dividends on preferred stock	(9,016)	(10,201)	(11,543)

Net loss attributable to common stockholders	$(4,185)	$(3,155)	$(1,036)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

All figures $’000, except share data
For the years ended December 31, 2000, 2001 and 2002

	Preferred Stock		Common Stock

							Foreign
	Series B ($1.00 par)		Class A ($.001 par)				Currency
					Paid-in	Unearned	Translation
	Shares	Amount	Shares	Amount	Capital	Compensation	Adjustment

Balance at January 1, 2000	3,855	$204	1,014,086	$1	$(5,484)	$(1,240)

Stock commitment in connection with subordinated credit facility					1,360

Compensation expense incurred in connection with Series B Preferred stock options					867

Amortization of unearned compensation						969

Accretion of Series B preferred stock dividend ($7.85 per share)		30			(30)

Accretion of Series A redeemable preferred stock dividend ($21.90 per share)					(3,364)

Accretion of redeemable senior preferred stock dividend ($140.55 per share plus accretion to liquidation value)					(5,963)

Forfeiture of unvested options					(115)	115

Exercise of stock options	5,384		3,757		61

Repurchase of shares	(5,417)	(2)	(12,145)		(449)

Other comprehensive income, net of taxes:

Net income

Foreign currency translation adjustment							$12

Total comprehensive income

Balance at December 31, 2000	3,822	232	1,005,698	1	(13,117)	(156)	12

Common stock issued in connection with subordinated credit facility			23,000

Compensation expense incurred in connection with Series B Preferred stock options					993

Amortization of unearned compensation						156

Accretion of Series B preferred stock dividend ($8.63 per share)		33			(33)

Accretion of Series A redeemable preferred stock dividend ($25.07 per share)					(3,852)

Accretion of redeemable senior preferred stock dividend ($157.90 per share plus accretion to liquidation value)		—			(6,658)

Deferred compensation recorded in connection with the issuance of stock options					422	(422)

Other comprehensive income, net of taxes:

Net income

Foreign currency translation adjustment							9

Total comprehensive income

Balance at December 31, 2001	3,822	265	1,028,698	1	(22,245)	(422)	21

Common stock issued in connection with warrant exercises			147,345		1

Vesting of restricted common stock issued in connection with subordinated credit facility					917

Compensation expense incurred in connection with Series B Preferred stock options					1,137

Amortization of unearned compensation						70

Accretion of Series B preferred stock dividend ($10.20 per share)		38			(38)

Accretion of Series A redeemable preferred stock dividend ($28.71 per share)					(4,409)

Accretion of redeemable senior preferred stock dividend ($177.40 per share plus accretion to liquidation value)					(7,438)

Forfeiture of unvested options					(74)	74

Other comprehensive income, net of taxes:

Net income

Foreign currency translation adjustment							272

Total comprehensive income

Balance at December 31, 2002	3,822	$303	1,176,043	$1	$(32,149)	$(278)	$293

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Total
	(Deficit)/Retained	Stockholders’
	Earnings	Deficit

Balance at January 1, 2000	$(22,294)	$(28,813)

Stock commitment in connection with subordinated credit facility		1,360

Compensation expense incurred in connection with Series B Preferred stock options		867

Amortization of unearned compensation		969

Accretion of Series B preferred stock dividend ($7.85 per share)		—

Accretion of Series A redeemable preferred stock dividend ($21.90 per share)		(3,364)

Accretion of redeemable senior preferred stock dividend ($140.55 per share plus accretion to liquidation value)		(5,963)

Forfeiture of unvested options		—

Exercise of stock options		61

Repurchase of shares		(451)

Other comprehensive income, net of taxes:

Net income	4,831	4,831

Foreign currency translation adjustment	—	12

Total comprehensive income		4,843

Balance at December 31, 2000	(17,463)	(30,491)

Common stock issued in connection with subordinated credit facility		—

Compensation expense incurred in connection with Series B Preferred stock options		993

Amortization of unearned compensation		156

Accretion of Series B preferred stock dividend ($8.63 per share)		—

Accretion of Series A redeemable preferred stock dividend ($25.07 per share)		(3,852)

Accretion of redeemable senior preferred stock dividend ($157.90 per share plus accretion to liquidation value)		(6,658)

Deferred compensation recorded in connection with the issuance of stock options		—

Other comprehensive income, net of taxes:

Net income	7,046	7,046

Foreign currency translation adjustment		9

Total comprehensive income		7,055

Balance at December 31, 2001	(10,417)	(32,797)

Common stock issued in connection with warrant exercises		1

Vesting of restricted common stock issued in connection with subordinated credit facility		917

Compensation expense incurred in connection with Series B Preferred stock options		1,137

Amortization of unearned compensation		70

Accretion of Series B preferred stock dividend ($10.20 per share)		—

Accretion of Series A redeemable preferred stock dividend ($28.71 per share)		(4,409)

Accretion of redeemable senior preferred stock dividend ($177.40 per share plus accretion to liquidation value)		(7,438)

Forfeiture of unvested options		—

Other comprehensive income, net of taxes:

Net income	10,507	10,507

Foreign currency translation adjustment		272

Total comprehensive income		10,779

Balance at December 31, 2002	$90	$(31,740)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
All figures $’000
For the years ended December 31, 2000, 2001 and 2002
Increase (decrease) in Cash and Cash Equivalents

	Years Ended December 31,

	2000	2001	2002

Cash flows from operating activities:

Net income	$4,831	$7,046	$10,507

Adjustments to reconcile net income to net cash provided by operating activities:

Compensation expense incurred in connection with stock options	1,836	1,149	1,207

Depreciation and amortization	26,642	32,667	32,025

Goodwill impairment write-off	—	—	1,301

Club closure costs	—	—	996

Amortization of debt issuance costs	1,531	1,882	1,928

Noncash rental expense, net of noncash rental income	2,976	4,224	1,670

Net change in certain working capital components	9,392	3,475	2,413

Increase in deferred tax asset	(3,326)	(4,526)	(1,162)

(Decrease) increase in deferred membership costs	(2,745)	(1,162)	340

Other	(564)	(407)	(420)

Total adjustments	35,742	37,302	40,298

Net cash provided by operating activities	40,573	44,348	50,805

Cash flows from investing activities:

Capital expenditures, net of effect of acquired businesses	(47,454)	(57,811)	(41,393)

Acquisition of businesses, net of cash acquired	(24,053)	(1,272)	(2,322)

Investment in affiliate	(210)	—	—

Intangible and other assets	(359)	—	—

Landlord contributions	2,028	725	3,533

Net cash used in investing activities	(70,048)	(58,358)	(40,182)

Cash flows from financing activities:

Redemption and liquidation of stock, including expenses	(390)	—	—

Net credit line borrowings (repayments)	9,000	13,745	(8,245)

Subordinated credit borrowings, net of expenses	—	5,762	2,810

Repayments of borrowings	(2,895)	(3,404)	(5,095)

Net cash provided by (used in) financing activities	5,715	16,103	(10,530)

Net increase (decrease) in cash and cash equivalents	(23,760)	2,093	93

Cash and cash equivalents at beginning of period	27,125	3,365	5,458

Cash and cash equivalents at end of period	$3,365	$5,458	$5,551

Summary of the change in certain working capital components, net of effects of acquired businesses:

Decrease (increase) in accounts receivable	$151	$(304)	$(443)

Decrease (increase) in inventory	213	(433)	194

Decrease (increase) in prepaid expenses and other current assets	392	(514)	(527)

Increase in accounts payable and accrued expenses	4,990	1,745	3,751

(Increase) decrease in prepaid corporate income taxes	(624)	1,828	(3,012)

Increase in deferred revenue	4,270	1,153	2,450

Net change in certain working capital components	$9,392	$3,475	$2,413

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All figures $’000, except share data

1.     Nature of Business

      Town Sports International, Inc. and Subsidiaries (the “Company”) owns and operates 127 fitness clubs (“clubs”) and partly owns and operates two additional clubs as of December 31, 2002. The Company operates in a single segment. The Company operates 85 clubs in the New York metropolitan market, 20 clubs in the Boston market, 15 clubs in the Washington, D.C. market, six in the Philadelphia market and three clubs in Switzerland. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns. The Company’s Swiss operations are immaterial to the Company’s financial position, results of operations, and cash flows.

2.     Summary of Significant Accounting Policies

a.     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Town Sports International, Inc. (“TSI”) and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Certain reclassifications were made to the reported amounts at December 31, 2000 and 2001 to conform to the presentation at December 31, 2002.

b.     Revenue Recognition

      The Company receives a one-time non-refundable initiation fee and monthly dues from its members. Substantially all of the Company’s members join on a month-to-month basis and can therefore cancel their membership at any time with 30 days notice. Initiation fees and related direct expenses, primarily salaries and sales commissions payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over an estimated membership life of twenty four (24) months. The amount of costs deferred do not exceed the related deferred revenue for the periods presented. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services are recognized as services are performed. Management fees earned for services rendered are recognized at the time the related services are performed.

      The Company recognizes revenue from merchandise sales upon delivery to the member.

      In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $3,317 pursuant to various state consumer protection laws.

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

e.     Advertising and Club Preopening Costs

      Advertising costs and club preopening costs are charged to operations during the period in which they are incurred except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company during the years ended December 31, 2000, 2001 and 2002 totaled $7,387, $9,327, and $8,888, respectively.

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

h.     Statements of Cash Flows

      Supplemental disclosure of cash flow information:

	Years Ended December 31,

	2000	2001	2002

Cash paid:

Interest (net of amounts capitalized)	$13,353	$13,887	$15,035

Income taxes	9,054	10,087	13,187

Noncash investing and financing activities:

Acquisition of fixed assets included in accounts payable and accrued expenses	3,757	7,538	3,901

Acquisition of equipment and software financed by lessors	3,951	2,853	2,575
See Notes 6, 9, 10 and 11 for additional noncash investing and financing activities

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

      In March 2000, the Company acquired two Swiss clubs that were previously managed by the Company. In December 2001, the Company opened a third Swiss club. These clubs use the local currency as their functional currency and, accordingly, their assets and liabilities are translated into U.S. dollars at year-end exchange rates while their income and expense items are translated into U.S. dollars at the average exchange rate for the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders’ deficit. Comprehensive income represents changes to stockholders’ deficit except those resulting from investments from, and distributions to, stockholders. The difference between the Company’s net income and comprehensive income is the effect of foreign exchange translation adjustments, which was immaterial for 2000 and 2001, and was $272 for 2002.

l.     Investments in Affiliated Companies

      The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Management Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interest in KSMA, which entitles it to receive approximately 45% of the KSMA profits, as defined. The Affiliates have operations, which are similar, or related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of the Affiliates and the Company’s pro rata share of the Affiliates’ net assets and operating results were not material for all periods presented.

m.     Intangible Assets, Goodwill and Debt Issuance Costs

      Intangible assets consist of membership lists, a beneficial lease and covenants-not-to- compete. Such intangibles are stated at cost and are being amortized by the straight-line method over their estimated lives. Membership lists are amortized over 24 months and covenants-not-to-compete are amortized over the contractual life, generally five years. The beneficial lease is being amortized over the remaining life of the underlying club lease.

      In accordance with the Statement on Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, goodwill has not been amortized subsequent to December 31, 2001. For the years ended December 31, 2000 and December 31, 2001 goodwill was amortized by the straight-line method over the remaining lives of the underlying club leases, five to fifteen years. See also Note 4 for further discussion on Goodwill and Other Intangible Assets.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, four to seven years, using the interest method. Amortization of debt issue costs was $1,531, $1,882, and $1,928 for December 31, 2000, 2001 and 2002, respectively.

n.     Accounting for the Impairment of Long-Lived Assets

      Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired, in which case the asset’s carrying value would be reduced to fair value.

      Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary. In 2002, the Company discontinued operations at two wholly-owned clubs. As a result of the adoption of SFAS No. 144 the Company has accounted for these two clubs as discontinued operations. See Note 17 for further discussion on discontinued operations.

o.     Concentrations of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are held, primarily, in a single commercial bank. The Company holds no collateral for these financial instruments.

p.     Stock-Based Employee Compensation

      For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method (“APB No. 25”). In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock is not greater than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to employees with variable terms or if the fair value of the Company’s stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense. The fair value of options or warrants granted to nonemployees for financing are recorded as deferred financing costs and amortized into interest expense using the interest method. See Note 10 for further discussion on stock options and warrants.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss attributed to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board issued Statement No. 123, (“SFAS 123”) Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,

	2000	2001	2002

Net loss attributed to common stockholders, as reported	$(4,185)	$(3,155)	$(1,036)

Deduct:

Total stock-based employee compensation expense (income) determined under fair value based method for all stock option awards, net of related tax effects	(235)	145	104

Pro forma net loss attributed to common stock-holders	$(3,950)	$(3,300)	$(1,140)

      Since option grants vest over several years and additional grants are expected in the future, the pro forma results noted above are not likely to be representative of the effects on future years of the application of the fair value based method.

      For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2000 and 2001, the weighted-average fair value of the option grants was approximately $47.11 and $111.89, respectively. The following weighted-average assumptions were used in computing the fair value of options grants: expected volatility of 69% for the year ended December 31, 2000 and 72% for the year ended December 31, 2001, risk-free interest rate of approximately 6.6% and 4.6% for December 31, 2000 and 2001, respectively, expected lives of five years for December 31, 2000 and 2001, and a zero divided yield for all periods.

q.     Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking — Fund Requirements. The provisions of this statement are effective January 1, 2003. This Statement also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic impact similar to sale-leaseback transactions and amends certain other authoritative pronouncements. These provisions of SFAS No. 145, adopted in May 2002, had no impact on our consolidated financial position or results of operations. In the event we extinguish our long-term debt obligations prior to their original maturities, the related debt extinguishment costs will be reported within operating income, rather than an extraordinary item.

      In July 2002, the FASB issued Statement No. 146, (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities, which we are required to adopt on January 1, 2003. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect that adoption of the standard will have a material adverse effect on our consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are initiated or modified after December 31, 2002. Accordingly, the Company will apply the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002.

      In December, 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS 123, which provided alternative transition methods to the expensing of employee stock-based compensation under SFAS 123. The Company is not required to adopt the fair value method prescribed by SFAS 123 and, accordingly, will continue to account for stock-based compensation under the intrinsic value method in accordance with APB No. 25.

r.     Series A Redeemable Preferred Stock

      As described in Note 9, the Company has issued 153,637 shares of Series A Redeemable Preferred Stock (“Series A”). The Company has reclassified its 2001 financial statements to account for a redemption feature included in the Series A stock in accordance with the guidance in EITF Topic No. D-98: Classification and Measurement of Redeemable Securities (“EITF Topic No. D-98”). EITF Topic No. D-98 provided additional guidance on the appropriate classification of redeemable preferred stock upon the occurrence of an event that is not solely within the control of an issuer. EITF Topic No. D-98 requires retroactive application in the first fiscal quarter ending after December 15, 2001 by reclassifying financial statements of prior periods. The carrying value of the Series A stock, which was previously presented as a component of stockholders’ deficit, has been reclassified as redeemable preferred stock outside of stockholders’ deficit. The reclassification of the 2001 financial statements for the Series A stock had no effect on the Company’s net income, net loss attributable to common stockholders or total assets. The following sets forth the overall effect of the reclassification on the Company’s stockholders’ deficit at December 31, 2001:

Stockholders’ deficit prior to reclassification	$(2,365)

Reclassification of Series A stock	$(30,432)

Stockholders’ deficit after the reclassification	$(32,797)

3.     Fixed Assets

      Fixed assets as of December 31, 2001 and 2002, are shown at cost, less accumulated depreciation and amortization, and are summarized below:

	December 31,

	2001	2002

Leasehold improvements	$177,315	$211,480

Club equipment	45,547	50,937

Furniture, fixtures and computer equipment	27,717	33,779

Computer software	3,769	4,503

Building and improvements	4,995	4,995

Land	986	986

Construction in progress	18,471	8,631

	278,800	315,311

Less, Accumulated depreciation and amortization	78,680	104,488

	$200,120	$210,823

      Depreciation and leasehold amortization expense for the years ended December 31, 2000, 2001 and 2002, was $20,484, $25,780 and $30,645, respectively.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Goodwill and Intangible Assets

      Effective January 1, 2002 we implemented SFAS 142. There were no changes to the estimated useful lives of amortizable intangible assets due to the SFAS 142 implementation. In connection with the SFAS 142 transitional impairment test the Company recorded a $1,301 write-off of goodwill. A deferred tax benefit of $612 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689, in the first quarter of 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

      A reconciliation of reported net income for the years ended December 31, 2000 and 2001 to net income adjusted for the impact of SFAS 142 over that same period is as follows:

	For the years ended
	December 31,

	2000	2001

Net income as reported	$4,831	$7,046

Goodwill amortization	3,545	4,436

Deferred tax benefit	(1,064)	(1,344)

Net income as adjusted	$7,312	$10,138

      A summary of our acquired amortizable intangible assets and goodwill as of December 31, 2001 and 2002 is as follows:

	December 31, 2001

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Acquired intangible assets:

Membership lists	$9,753	$(8,906)	$847

Covenants-not-to-compete	1,276	(901)	375

Beneficial lease	223	(151)	72

	$11,252	$(9,958)	$1,294

Goodwill	$55,702	$(13,557)	$42,145

	December 31, 2002

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Acquired intangible assets:

Membership lists	$11,054	$(9,605)	$1,449

Covenants-not-to-compete	876	(711)	165

Beneficial lease	223	(162)	61

	$12,153	$(10,478)	$1,675

Goodwill	$58,557	$(13,026)	$45,531

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortization expense of the above acquired intangible assets for each of the five years ending December 31, 2007 will be as follows:

Amortization
Year Ending December 31,	Expense

2003	$1,045

2004	590

2005	11

2006	11

2007	11

Thereafter	7

$1,675

      Amortization expense of intangible assets for the years ended December 31, 2000, 2001 and 2002, was $5,765, $6,403 and $1,103, respectively.

5.     Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2001	2002

Accrued payroll	$6,334	$7,817

Accrued interest	2,782	2,731

Accrued construction in progress and equipment	3,845	2,650

Accrued occupancy costs	3,324	3,514

Accrued other	2,633	4,922

	$18,918	$21,634

6.     Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations consist of the following:

	December 31,

	2001	2002

Series B 9 3/4% Senior Notes, due 2004	$125,000	$125,000

Line of credit borrowings	22,745	14,500

Subordinated credit borrowings	6,000	9,000

Notes payable for acquired businesses	2,931	6,230

Capital lease obligations	7,303	6,213

	163,979	160,943

Less, Current portion due within one year	4,015	5,178

Long-term portion	$159,964	$155,765

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate long-term debt and capital lease obligations maturing during the next five years and thereafter is as follows:

Year Ending December 31,	Amount Due

2003	$5,178

2004	152,242

2005	1,188

2006	619

2007	632

Thereafter	1,084

$160,943

      In October 1997, the Company issued $85,000 of Series B 9 3/4% Senior Notes (“Senior Notes”), due October 2004. The net proceeds from the Senior Notes totaled approximately $81,700. The transaction fees of approximately $3,300, were accounted for as deferred financing costs. In June 1999, the Company issued $40,000 of Senior Notes at a price of 98.75%, providing the Company with $39,500 of proceeds before expenses relating to the issuance. The transaction fees of approximately $3,900 were accounted for as deferred financing costs. The Senior Notes bear interest at an annual rate of 9 3/4%, payable semi-annually. The Senior Notes are redeemable at the option of the Company on or after October 15, 2001. For redemption prior to October 15, 2004, the Company would be required to pay a premium as defined. The Senior Notes are non-collateralized and rank “pari passu” with all unsubordinated debt and senior in right of payment with all subordinated indebtedness of the Company. The note indenture under which the Senior Notes were issued contains certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or make certain other restricted payments, engage in transactions with affiliates, incur liens and engage in asset sales.

      The Company has a line of credit with its principal bank for direct borrowings and letters of credit of up to $25,000. The line of credit carries interest at the Company’s option based upon the Eurodollar borrowing rate plus 2.50% or the bank’s prime rate plus 1.50%, as defined and the Company is required to pay a commitment commission of 0.375% per annum based upon the daily unutilized amount. There were $10,500 of Eurodollar and $4,000 of prime rate based borrowings outstanding against this line as of December 31, 2002. The amount available for borrowing has been further reduced by outstanding letters of credit totaling $1,900 (see Note 8). Amounts available for future borrowings as of December 31, 2002 were $8,600. The interest rate charged on the Eurodollar borrowings and prime rate based borrowings outstanding at December 31, 2002 were 4.0% and 6.25%, respectively. In May 2001, the Credit Agreement was amended to extend the maturity date to July 15, 2004. The Company paid $188 in bank structuring fees and $50 in legal fees related to this amendment. The line, as amended, contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends. The line is collateralized by a mortgage on land, building and equipment, which, as of December 31, 2002, had an aggregate book value of approximately $3,848, and by all other assets of the Company.

      In November 2000, the Company entered into a Subordinated Credit Agreement (the “Subordinated Agreement”) with an affiliate of a stockholder of the Company. This Subordinated Agreement provides for up to $20,000 of principal borrowings and expires December 31, 2004. Interest on principal borrowings accrues at 12.75% per annum; 9.75% of which is payable on a monthly basis and the remaining 3% is accruable and payable, at the option of the Company, through maturity. The total amount of accrued and unpaid interest may not exceed $2,500. The Company is charged a fee of 0.083% per month based on the portion of the facility not utilized. In connection with this agreement the Company paid a commitment fee of $225 to the lender, approximately $73 of legal fees, and committed to issue 16,000 shares of common stock to the lender.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Such shares were issued during December 2001 and had an estimated fair value of $1,360 as of the date the lender committed to provide the financing. The aforementioned legal fees and fair value of the common stock were accounted for as deferred financing costs at the time the agreement was entered into. In December 2001 the Company issued an additional 7,000 shares of restricted common stock to the lender, which would have been forfeited by the lender in the event that the agreement was terminated prior to November 30, 2002. As the agreement was not terminated, these restricted shares became unrestricted in November 2002. The Agreement contains similar, but less restrictive covenants than those with the line of credit, as amended. There were $9,000 of Subordinated credit borrowings outstanding as of December 31, 2002. In 2002, an additional commitment fee of $125 was paid to the lender pending an increase in the facility of $5,500.

      Notes payable were incurred upon the acquisition of various clubs and are subject to the Company’s right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at rates of between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2012.

      The carrying value of long-term debt, other than the Senior Notes, approximates fair market value as of December 31, 2001 and 2002 as the debt is generally short-term in nature. The Senior Notes have a fair value of approximately $128,125 and $125,000, based on the quoted market price as of December 31, 2001 and 2002, respectively.

      The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2000, 2001 and 2002 are as follows:

	Years Ended December 31,

	2000	2001	2002

Interest costs expensed	$14,300	$14,918	$16,559

Interest costs capitalized	660	907	354

	$14,960	$15,825	$16,913

      The Company leases equipment under noncancelable capital leases. The initial lease terms range from three to five years, after which the Company has the right to purchase the equipment at amounts defined by the agreements.

      As of December 31, 2002, minimum rental payments, under all capital leases, including payments to acquire leased equipment, are as follows:

Minimum
Year Ending December 31,	Annual Rental

2003	$4,172

2004	2,827

2005	478

7,477

Less, Amounts representing interest	1,264

Present value of minimum capital lease payments	$6,213

      The cost of leased equipment included in club equipment was approximately $10,083 and $12,658 at December 31, 2001 and 2002, respectively; and the related accumulated depreciation was $3,421 and $5,686, respectively.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Related Party Transactions

      The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), a stockholder of the Company for strategic and financial advisory services on December 10, 1996. Fees for such services are $250 per annum, and are payable while BRS owns 20% or more of the outstanding Common stock of the Company. No amounts were due BRS at December 31, 2001 and 2002.

      The Company’s Subordinated Agreement was entered into with an affiliate of a stockholder of the Company.

8.     Leases

      The Company leases office, warehouse and multi-recreational facilities and certain equipment under noncancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which total $1,900 as of December 31, 2002.

      The leases expire at various times through December 31, 2027, and certain leases may be extended at the Company’s option.

      Future minimum rental payments under noncancelable operating leases are as follows:

Minimum
Year Ending December 31,	Annual Rental

2003	$46,276

2004	47,527

2005	47,462

2006	47,328

2007	45,425

Aggregate thereafter	355,940

$589,958

      Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2000, 2001 and 2002 was $33,293, $42,341 and $52,085, respectively. Such amounts include additional rent of $4,962, $7,119 and $8,368, respectively.

      The Company, as landlord, leases space to third party tenants under noncancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The leases expire

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at various times through December 31, 2008. Future minimum rentals receivable under noncancelable leases are as follows:

Minimum
Year Ending December 31,	Annual Rental

2003	$1,383

2004	1,014

2005	619

2006	480

2007	284

Aggregate thereafter	116

$3,896

      Rental income, including noncash rental income, for the years ended December 31, 2000, 2001 and 2002 was $1,706, $1,879 and $2,132, respectively. Such amounts include additional rental charges above the base rent of $630, $775 and $807, respectively.

9.     Redeemable Preferred Stock

     Redeemable Senior Preferred Stock

      During November 1998, the Company issued 40,000 shares of mandatorily redeemable Senior stock (“Senior”) and 143,261 warrants. During 2002, 71,630 of these warrants were exercised. The Senior stock has no voting rights except as required by law. The warrants have an exercise price of $0.01, expire in November 2008 and are exercisable into an equal number of shares of Class A Common Stock. After payment of fees and expenses of approximately $365, the Company received net proceeds of $39,635. Upon issuance, a $3,416 value was ascribed to the warrants. The initial fair value of the Senior stock ($36,219) is being accreted to its liquidation value using the interest method. The Senior stock is redeemable in November 2008. In the event that certain defined events occur, the number of warrants exercisable will be reduced. The Company, at its option, can redeem the Senior stock at any time without premium.

      The Senior stock has liquidation preferences over Series A, Series B and Common Stock. The Senior stock may, at the option of the holder, be converted into Common Stock upon the initial public offering (“IPO”) of the Company’s common stock at a conversion rate equal to the IPO price.

      The Senior stock has a liquidation value of $1,000 per share plus cumulative unpaid dividends of $24,512, as of December 31, 2002. The Senior stockholders are entitled to a cumulative 12% annual dividend, based upon the per share price of $1,000.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of transactions related to the Senior stock is as follows:

	Carrying	Liquidation
	Value	Value

Proceeds received in connection with the November 1998 issuance of Senior stock and warrants	$40,000	$40,000

Expenses incurred in connection with issuance	(365)	—

Fair value ascribed to warrants at issuance	(3,416)	—

Value of senior stock at date of issuance	36,219	40,000

Accretion to Senior stock liquidation value	369	—

Accretion of Senior stock dividends	5,478	5,478

January 1, 2000 Senior stock	42,066	45,478

Accretion to Senior stock liquidation value	341	—

Accretion of Senior stock dividends	5,622	5,622

December 31, 2000 Senior stock	48,029	51,100

Accretion to Senior stock liquidation value	342	—

Accretion of Senior stock dividends	6,316	6,316

December 31, 2001 Senior stock	54,687	57,416

Accretion to Senior stock liquidation value	342	—

Accretion of Senior stock dividends	7,096	7,096

December 31, 2002 Senior stock	$62,125	$64,512

      Cumulative unpaid dividends on Senior stock are payable upon certain defined events which include: the dissolution, liquidation or winding up of the Company; the redemption of such shares; or the sale of substantially all of the assets of the Company.

     Series A Redeemable Preferred Stock

      During fiscal years 1997 and 1998, the Company issued 152,455 and 1,182 shares, respectively, of Series A redeemable preferred stock. As of December 31, 2001 and 2002, 153,637 shares of Series A stock were outstanding. Series A stock has liquidation preferences over Common Stock in the event of a liquidation, dissolution or winding up of the Company. Series A stock has no conversion features or voting rights except as required by law, and rank “pari passu.” Series A stock has a liquidation value of $100 per share plus cumulative unpaid dividends of $19,479 as of December 31, 2002. Series A stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $100. The Company may, at its sole discretion, pay any dividends by cash or by the issuance of additional Series A shares. The Company may at any time redeem all or any portion of the Series A stock at a price equal to the liquidation value plus cumulative unpaid dividends.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of transactions related to Series A stock is as follows:

		Carrying
	Shares	Value

Proceeds received in connection with the issuance of Series A stock	153,637	$15,364

Accretion of Series A stock dividends	—	7,852

January 1, 2000 Series A stock	153,637	23,216

Accretion of Series A stock dividends	—	3,364

December 31, 2000 Series A stock	153,637	26,580

Accretion to Series A stock dividends	—	3,852

December 31, 2001 Series A stock	153,637	30,432

Accretion to Series A stock dividends	—	4,409

December 31, 2002 Series A stock	153,637	$34,841

      In the event of a change in control as defined, each holder of Series A stock then outstanding may require the Corporation, and the Corporation shall be obligated, to redeem all or any portion of the Series A stock owned by such holder.

10.     Stockholders’ Deficit

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

     Series B Preferred Stock

      During December 1996, the Company issued 3,857 shares of Series B preferred stock, 3,822 shares of which are outstanding as of December 31, 2001 and 2002. Series B stock has liquidation preferences over Common Stock in the event of a liquidation, dissolution or winding up of the Company. Series B stock has no voting rights except as required by law, and rank “pari passu.” Upon consummation of an IPO, at the option of the holder, each Series B stock is convertible into Class A Common Stock at prices, at which the Class A Common Stock is sold in such IPO. The Company may at any time redeem all or any portion of the Series B stock at a price equal to the liquidation value plus cumulative unpaid dividends. Series B stock has a liquidation value of $35 per share plus cumulative unpaid dividends of $170 as of December 31, 2002. Series B stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $35. The

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may, at its sole discretion, pay any dividends by cash or by the issuance of additional Series B shares.

      In the event of a change in control, as defined, each holder of Series B stock then outstanding may require the Corporation, and the Corporation shall be obligated, to redeem all or any portion of the Series B stock owned by such holder. The Series B preferred stockholders do not control a majority of the votes of the board of directors through direct representation or other rights.

b.     Stock Options and Warrants

     Class A Common Stock Options

      During the year ended May 31, 1997, the Company adopted the Town Sports International Inc. Common Stock Option Plan (the “Plan”). The provisions of the Plan, as amended and restated, provide for the Company’s Board of Directors to grant to executives and key employees options to acquire 107,274 shares of Class A stock.

      Grants vest in full at various dates between December 2007 and 2010. The vesting of these grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale of the Company. The term of each of these grants is ten or eleven years.

      In accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company recorded unearned compensation in connection with the 1998 Grants and the 2001 Grants. Such amount is included within stockholders’ deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. Unearned compensation will be amortized as compensation expense over the vesting period. During the years ended December 31, 2000, 2001 and 2002, amortization of unearned compensation totaled $969, $156 and $70, respectively.

      As of December 31, 2002, there were 13,729 shares reserved for future option awards.

      As of December 31, 2000, 2001 and 2002, a total of 68,279, 76,474 and 75,819 Class A Common stock options were exercisable, respectively.

     Series B Preferred Stock Options

      During the year ended May 31, 1997, the Company granted 164,783 options (“Series B Options”) to certain employees which entitle the holders to purchase an equal number of shares of Series B stock at an exercise price of $10.00 per share. Series B Options were fully vested on the date of grant and expire on December 31, 2021. The terms of the Series B Options also contain provisions whereby the exercise price will be reduced, or in certain cases, the option holder will receive cash in accordance with a formula as defined. The aggregate value of, either a reduction in exercise price, or the distribution of cash is deemed compensatory and, accordingly, is recorded as a compensation expense. For the years ended December 31, 2000, 2001 and 2002 compensation expense recognized in connection with Series B Options totaled $867, $993 and $1,137, respectively. There are no shares of Series B Preferred Stock reserved for future option grants.

      All Series B Preferred stock options were exercisable upon grant.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the stock option activity for the years ended December 31, 2000, 2001 and 2002:

		Weighted		Weighted
		Average		Average
	Class A	Exercise	Series B	Exercise
	Common	Price	Preferred	Price

Balance at January 1, 2000	81,562	$11.42	163,690	$10.00

Granted	17,446	$75.00 (i)	—

Exercised	(4,035)	$3.42	(5,384)	$10.00

Forfeited	(2,291)	$14.58	—

Balance at December 31, 2000	92,682	$23.88	158,306	$10.00

Granted	7,400	$100.00 (ii)	—

Exercised	(788)	$32.53	—

Forfeited	(512)	$25.76	—

Balance at December 31, 2001	98,782	$29.32	158,306	$10.00

Exercised	(3,100)	$22.93	—

Forfeited	(2,200)	$84.57	—

Balance at December 31, 2002	93,482	$28.23	158,306	$10.00

(i)	Option exercise price was equal to market price on the grant date

(ii)	Option exercise price of these options were less than the estimated fair value on the grant date.

      The following table summarizes stock option information as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Class A Common:

1997 Grants	50,936	48 months	$1.00	50,936	$1.00

1998 Grants	9,200	64 months	$17.50	9,200	$17.50

1999 Grants	10,300	72 months	$53.00	7,210	$53.00

2000 Grants	16,946	84 months	$75.00	8,473	$75.00

2001 Grants	6,100	103 months	$100.00	—	$100.00

Total Grants	93,482			75,819	—

Series B Preferred	158,306	239 months	$10.00	158,306	$10.00

     Warrants to buy Common Stock

      In connection with the issuance of a Subordinated note (which has subsequently been repaid) on December 10, 1996, warrants to buy 124,022 Class A Common Shares were issued at an exercise price of $0.01 per share. Original issue discount arising upon this issue totaled approximately $123. 10,000 warrants were exercised on December 10, 1996. The amount of warrants outstanding was reduced in November 1998 by 38,308 to 75,714 in connection with the issuance of the Senior stock. During 2002, these warrants were fully exercised.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Asset Acquisitions

      During the period from January 1, 2000 through December 31, 2002, the Company completed the acquisition of 19 fitness clubs. With the exception of the Health Development Corporation (“HDC”) acquisition discussed below, the individual acquisitions were not material to the financial position, results of operations or cash flows of the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

	Years Ended December 31,

	2000	2001	2002

Number of clubs acquired	13	2	4

Purchase prices payable in cash at closing	$24,053	$1,272	$2,322

Issuance and assumption of notes payable	2,238	250	4,725

Total purchase prices	$26,291	$1,522	$7,047

Allocation of purchase prices:

Goodwill	$19,926	$1,316	$4,479

Fixed assets	6,809	235	1,955

Membership lists	3,548	181	1,432

Covenants-not-to-compete	25	—	—

Other net liabilities acquired	(372)	(172)	(108)

Deferred revenue	(3,645)	(38)	(711)

Total allocation of purchase prices	$6,365	$1,522	$7,047

      For financial reporting purposes, these acquisitions have been accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of acquisition. The excess of purchase prices over the net tangible assets acquired has been allocated to membership lists acquired, covenants-not-to-compete and goodwill. The results of operations of the clubs have been included in the Company’s consolidated financial statements from the respective dates of acquisition and with the exception of HDC, the impact of these acquisitions on the consolidated financial statements of the Company was not material.

      In July 2000, the Company acquired HDC, a Massachusetts Corporation. HDC’s operations included eight clubs in Massachusetts and one club in New Hampshire. HDC also provided management services at three facilities in the greater Boston area. HDC was purchased for $18,700 in cash. Including approximately $525 of transaction costs, the aggregate purchase price amounted to $19,200.

      Assuming the acquisition of HDC occurred at the beginning of 2000, unaudited pro forma revenues would have been $234,771, unaudited pro forma net income would have been $4,179 and unaudited pro forma net loss to common shareholders would have been $4,837. This unaudited pro forma information has been prepared assuming the HDC acquisition had taken place at the beginning of the respective periods reported herein. The pro forma adjustments give effect in amortization of goodwill, amortization of membership lists, interest expense on acquisition debt, adjustment to rent expense and the related income tax effects. Immediately prior to the acquisition HDC sold the land and buildings related to two of its fitness clubs and entered into leases with the new landlords of these clubs. Rent expense, interest on mortgages and building depreciation related to those two clubs have also been adjusted. The unaudited pro forma financial information for HDC is presented for information purposes only and may not be indicative of the results of operations as they would have been had the Company completed the acquisition as of and for the periods noted above, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies form the

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidation of HDC and the Company have been excluded from the amounts included in the pro forma summaries presented above.

12.     Revenue from Club Operations

      Revenues from club operations for the years ended December 31, 2000, 2001 and 2002 are summarized below:

	Years Ended December 31,

	2000	2001	2002

Membership dues	$181,415	$227,073	$257,917

Initiation Fees	10,969	13,287	14,361

Other club revenues	28,826	37,840	42,717

	$221,210	$278,200	$314,995

13.     Corporate Income Taxes

      The provision (benefit) for income taxes for the year ended December 31, 2000, 2001 and 2002 consists of the following:

	Year Ended December 31, 2000

		State
	Federal	and Local	Total

Current	$5,875	$2,482	$8,357

Deferred	(3,170)	(156)	(3,326)

	$2,705	$2,326	$5,031

	Year Ended December 31, 2001

		State
	Federal	and Local	Total

Current	$7,964	$3,415	$11,379

Deferred	(3,357)	(1,169)	(4,526)

	$4,607	$2,246	$6,853

	Year Ended December 31, 2002

		State
	Federal	and Local	Total

Current	$6,483	$4,388	$10,871

Deferred	(536)	(626)	(1,162)

	$5,947	$3,762	$9,709

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax asset as of, December 31, 2001 and 2002 are summarized below:

	December 31,

	2001	2002

Deferred tax assets:

Deferred lease liabilities	$9,129	$9,821

Deferred revenue	6,013	5,954

Fixed assets and intangible assets	5,993	5,032

Compensation expense incurred in connection with stock options	4,444	4,855

State net operating loss carry-forwards	411	1,151

Other	47	(1)

	26,037	26,812

Deferred tax liabilities:

Deferred costs	(6,387)	(6,174)

Acquired membership liabilities	(274)	—

	(6,661)	(6,174)

Net deferred tax assets, prior to valuation allowance	19,376	20,638

Valuation allowance	(284)	(384)

Net deferred tax assets	$19,092	$20,254

      As of December 31, 2002, the Company has state net operating loss (“NOL”) carry-forwards of approximately $12,525. Such amounts expire between December 31, 2003 and December 31, 2021. The Company’s $384,000 valuation allowance has been maintained for NOL carryforwards in Virginia, where the Company is not generating taxable income.

      Foreign income and the effect of foreign income taxes was immaterial.

      The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 35% to the income before provision for corporate income taxes:

	Years Ended December 31,

	2000	2001	2002

Federal statutory tax rate	35%	35%	35%

State and local income taxes, net of federal tax benefit and change of valuation allowance	8	8	9

Change in state effective income tax rate	3	1	—

Non-deductible goodwill and other permanent differences	4	3	1

Other	(1)	—	—

	49%	47%	45%

14.     September 11, 2001 Events

      The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four clubs located in downtown Manhattan. Three of the affected four clubs were back in operation by October 2001, while the fourth club reopened in September 2002.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter of 2001 a $175 insurance receivable was recorded representing an estimate of costs incurred in September 2001. Such costs included rent, payroll benefits, and other club operating costs incurred during period of closure. In 2002, we collected this $175 receivable and received additional on account payments of $1,025. These on account payments were classified with fees and other revenues.

      Although we have business interruption insurance to cover certain lost profits at all four clubs, we cannot predict with any degree of certainty what future amounts will actually be received from the insurance carriers. Furthermore we cannot, at this time, determine whether the assets related to the fourth club location have been permanently impaired. We will continue to gather information to better assess whether or not the assets of this club have been permanently impaired. We are communicating with our insurance carrier on an ongoing basis in order to better assess the relief we could expect to receive for such coverage. In January 2003, we received and recorded an additional $1,300 on account payment.

15.     Contingencies

      On February 13, 2003, an individual filed suit against the Company in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained an injury at one of our club locations resulting in serious bodily injury. His complaint seeks $250 million in damages for personal injuries, in addition to $250 million of punitive damages. The Company has in force $51 million of insurance coverage to cover claims of this nature. The Company intends to vigorously contest this lawsuit and presently anticipates that these matters will be covered by insurance.

      The Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

16.     Employee Benefit Plan

      The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions; however, the Company elected not to make contributions for the year ended December 31, 2000. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $200 were made in February 2002 and 2003 for the Plan years ended December 31, 2001 and 2002, respectively.

17.     Discontinued Operations

      In the fourth quarter of 2002, the Company closed two remote underperforming, wholly-owned clubs. In connection with the closure of one of the clubs the Company recorded club closure costs of $996 related to the write-off of fixed assets. The Company has accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the consolidated statement of operations and prior periods have been reclassified in accordance with SFAS No. 144.

      Revenues and pre-tax losses for these discontinued clubs were $1,221 and $597 in 2000, $1,659 and $894 in 2001, and $1,606 and $322 in 2002, respectively.

18.     Subsequent Events

      In January 2003, an executive officer of the Company exercised 9,530 Series B options to purchase Series B stock. On February 24, 2003, several officers of the Company exercised 148,775 Series B options. All Series B stock issued in connection with these February exercises were sold to Rosewood Capital L.P., a stockholder of the Company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2003.

TOWN SPORTS INTERNATIONAL, INC.

By:	/s/ ROBERT GIARDINA

Robert Giardina
Chief Executive Officer
(principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MARK SMITH

Mark Smith
Chairman

By:	/s/ ROBERT GIARDINA

Robert Giardina
Chief Executive Officer
(principal executive officer)

By:	/s/ RICHARD PYLE

Richard Pyle
Chief Financial Officer and office of the President
(principal financial and accounting officer)

By:	/s/ KEITH ALESSI

Keith Alessi
Director

By:	/s/ PAUL ARNOLD

Paul Arnold
Director

By:	/s/ BRUCE BRUCKMANN

Bruce Bruckmann
Director

By:	/s/ RICE EDMONDS

Rice Edmonds
Director

By:	/s/ JASON FISH

Jason Fish
Director

Exhibit 1.1

I, Robert Giardina, Chief Executive Officer of Town Sports International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Town Sports International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By:	/s/ ROBERT GIARDINA

Robert Giardina
Chief Executive Officer

Exhibit 1.2

I, Mark Smith, Chairman of Town Sports International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Town Sports International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By:	/s/ MARK SMITH

Mark Smith
Chairman

I, Richard Pyle, Chief Financial Officer of Town Sports International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Town Sports International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By:	/s/ RICHARD PYLE

Richard Pyle
Chief Financial Officer