Form 10-Q
period 2003-03-31
TOWN SPORTS INTERNATIONAL INC
filed 2003-05-15
CIK 1029787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                          [ ] Yes               [X] No

     As of May 14, 2003 date there were 1,176,043 shares of Class A Common Stock of the Company outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 2002 and March 31, 2003.........................    2
     b) Condensed Consolidated Statements of Operations for
        the three months ended March 31, 2002 and 2003......    3
     c) Condensed Consolidated Statements of Cash Flows for
        the three months ended March 31, 2002 and 2003......    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 2. Management's Discussion and Analysis of Financial
     Conditions and Results of Operations...................    9
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   12
  Item 4. Controls and Procedures...........................   12
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   13
  Item 2. Change in Securities..............................   13
  Item 3. Defaults upon Senior Securities...................   13
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   13
  Item 5. Other Information.................................   13
  Item 6. Exhibits and Reports on Form-8-K..................   13
SIGNATURES..................................................   14
     Sarbanes-Oxley Section 302(a) certification............   15

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ALL FIGURES $'000, EXCEPT SHARE DATA
                      DECEMBER 31, 2002 AND MARCH 31, 2003

                                                              DECEMBER 31,     MARCH 31,
                                                                  2002            2003
                                                              ------------    ------------
                                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents.................................    $  5,551        $  9,052
  Accounts receivable, net of allowance for doubtful
     accounts of $120 and $113 at December 31, 2002 and
     March 31, 2003 respectively............................       1,333             636
  Inventory.................................................       1,132           1,021
  Prepaid corporate income taxes............................       3,012           2,404
  Prepaid expenses and other current assets.................       4,430           4,247
                                                                --------        --------
          Total current assets..............................      15,458          17,360
Fixed assets, net of accumulated depreciation of $104,488
  and $112,472 at December 31, 2002 and March 31, 2003
  respectively..............................................     210,823         210,606
Goodwill....................................................      45,531          45,676
Intangible assets, net of accumulated amortization of
  $10,478 and $10,701 at December 31, 2002 and March 31,
  2003 respectively.........................................       1,675           1,315
Deferred tax asset, net.....................................      20,254          17,350
Deferred membership costs...................................      14,408          14,569
Other assets................................................       6,101           5,641
                                                                --------        --------
          Total assets......................................    $314,250        $312,517
                                                                ========        ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................    $  5,178        $  4,991
  Accounts payable..........................................       5,328           4,540
  Accrued expenses..........................................      21,634          22,581
  Deferred revenue..........................................      26,510          30,532
                                                                --------        --------
          Total current liabilities.........................      58,650          62,644
Long-term debt and capital lease obligations................     155,765         143,847
Deferred lease liabilities..................................      23,644          24,295
Deferred revenue............................................       3,435           3,623
Other liabilities...........................................       7,530           7,395
                                                                --------        --------
          Total liabilities.................................     249,024         241,804
                                                                --------        --------
REDEEMABLE PREFERRED STOCK:
Redeemable senior preferred stock, $1.00 par value;
  liquidation value $64,512 and $66,391 at December 31, 2002 and March 31, 2003, respectively; authorized 100,000
  shares; 40,000 shares issued and outstanding at December
  31, 2002 and March 31, 2003...............................      62,125          64,089
Series A preferred stock, at liquidation value 153,637
  shares issued and outstanding at December 31, 2002 and
  March 31, 2003............................................      34,841          36,061
                                                                --------        --------
                                                                  96,966         100,150
                                                                --------        --------
Stockholders' deficit:
  Series B preferred stock, at liquidation value issued and
     outstanding 3,822 and 109,541 at December 31, 2002 and
     March 31, 2003 respectively............................         303           9,005
  Class A voting common stock, $.001 par value; issued and
     outstanding 1,176,043 shares...........................           1               1
  Paid-in capital...........................................     (32,149)        (41,130)
  Unearned compensation.....................................        (278)           (268)
  Accumulated other comprehensive income (currency
     translation adjustment)................................         293             338
  Retained earnings.........................................          90           2,617
                                                                --------        --------
          Total stockholders' deficit.......................     (31,740)        (29,437)
                                                                --------        --------
          Total liabilities, redeemable preferred stock and
            stockholders' deficit...........................    $314,250        $312,517
                                                                ========        ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                               ALL FIGURES $'000

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2002           2003
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues:
  Club operations...........................................    $75,940        $84,690
  Fees and other............................................        934          2,212
                                                                -------        -------
                                                                 76,874         86,902
                                                                -------        -------

Operating expenses:
  Payroll and related.......................................     31,034         32,770
  Club operating............................................     24,150         26,662
  General and administrative................................      4,941          5,021
  Depreciation and amortization.............................      7,857          8,299
                                                                -------        -------
                                                                 67,982         72,752
                                                                -------        -------
  Operating income..........................................      8,892         14,150
Interest expense............................................      4,124          4,232
Interest income.............................................        (39)           (22)
                                                                -------        -------
  Income from continuing operations before provision for
     corporate income taxes.................................      4,807          9,940
Provision for corporate income taxes........................      2,387          4,099
                                                                -------        -------
  Income from continuing operations.........................      2,420          5,841
Loss on discontinued operations, net of income tax benefit
  of $48....................................................        (66)            --
Cumulative effect of a change in accounting principle, net
  of income tax benefit of $612.............................       (689)            --
                                                                -------        -------
  Net income................................................      1,665          5,841
Accreted dividends on preferred stock.......................     (2,779)        (3,226)
                                                                -------        -------
  Net income (loss) loss attributable to common
     stockholders...........................................    $(1,114)       $ 2,615
                                                                =======        =======

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                               ALL FIGURES $'000

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2002           2003
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $  1,665       $  5,841
                                                               --------       --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      7,965          8,299
  Goodwill impairment write-off.............................      1,301             --
  Compensation expense in connection with stock options.....        281            187
  Noncash rental expense, net of noncash rental income......        713            522
  Share of net income in affiliated companies...............       (157)          (211)
  Amortization of debt issuance costs.......................        471            597
  Change in certain working capital components..............     10,573          5,564
  Decrease (increase) in deferred tax asset.................     (1,413)         2,903
  Increase in deferred membership costs.....................       (856)          (160)
  Other.....................................................         26             64
                                                               --------       --------
    Total adjustments.......................................     18,904         17,765
                                                               --------       --------
    Net cash provided by operating activities...............     20,569         23,606
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures, net of effects of acquired
    businesses in 2002......................................    (20,101)        (7,418)
  Acquisition of business...................................       (275)            --
  Landlord contributions....................................      1,283             --
                                                               --------       --------
    Net cash used in investing activities...................    (19,093)        (7,418)
                                                               --------       --------
Cash flows from financing activities:
  Net line of credit repayment..............................         --        (10,500)
  Repurchase of preferred stock.............................         --           (583)
  Repayments of borrowings..................................     (1,105)        (1,604)
                                                               --------       --------
    Net cash used in financing activities...................     (1,105)       (12,687)
                                                               --------       --------
    Net increase in cash and cash equivalents...............        371          3,501
Cash and cash equivalents at beginning of period............      5,458          5,551
                                                               --------       --------
    Cash and cash equivalents at end of period..............   $  5,829       $  9,052
                                                               ========       ========
Summary of change in certain working capital components, net of effects of acquired businesses:
  Decrease in accounts receivable...........................        247       $    697
  Decrease in inventory.....................................        118            111
  Decrease in prepaid expenses, prepaid income taxes, and
    other current assets....................................        938          1,002
  (Decrease) increase in accounts payable and accrued
    expenses................................................      4,230           (455)
  Increase in deferred revenue..............................      5,040          4,209
                                                               --------       --------
    Net changes in working capital..........................   $ 10,573       $  5,564
                                                               ========       ========
  Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:

    The Company assumed $445 of long term debt in connection with a club acquisition during the three month period ended March 31, 2002.

    The Company acquired $950 of club equipment financed by lessors during the three month period ended March 31, 2002.

    See also Note 7 for cashless stock option exercises in 2003.

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND MARCH 31, 2003
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2002 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments, except for the cumulative effect of a change in accounting principle, are of a normal and recurring nature. The results for the quarter ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2002          2003
                                                                (000'S)        (000'S)
                                                              ------------    ---------
Series B 9 3/4% Senior Notes, due 2004......................    $125,000      $125,000
Line of Credit borrowings...................................      14,500         4,000
Subordinated credit borrowings..............................       9,000         9,000
Notes payable for acquired businesses.......................       6,230         5,659
Capital lease obligations...................................       6,213         5,179
                                                                --------      --------
                                                                 160,943       148,838
Less, Current portion due within one year...................       5,178         4,991
                                                                --------      --------
Long-term portion...........................................    $155,765      $143,847
                                                                ========      ========

     The Company has a line of credit, with its principal banks for direct borrowings and letters of credit of up to $25.0 million. The line of credit carries interest at the Company's option, based upon the Eurodollar borrowing rate plus 2.50% or the bank's prime rate plus 1.50%, as defined. There were $4.0 million of prime rate borrowings outstanding as of March 31, 2003 and outstanding letters of credit issued totaled $2.0 million. As of March 31, 2003 the interest rate charged on the outstanding prime rate borrowings was 5.75%. The unutilized portion of the line of credit as of March 31, 2003, was $19.0 million. This line of credit was terminated April 16, 2003 and replaced with a new credit facility (See Note 9).

     The line of credit contains various covenants including interest coverage and a leverage ratio as well as restrictions on the payment of dividends.

     In November 2000, the Company entered into a Subordinated Credit Agreement (the "Agreement") which provides for up to $20.0 million of principal borrowings. The interest on principal borrowings accrues at the greater of 12.75% or the bank's prime rate plus 3.0% per annum. On a monthly basis, 9.75% is payable and the remaining 3.0% is accruable or payable at the option of the Company through maturity. As of March 31, 2003 the rate in effect was 12.75%. There were $9.0 million of outstanding borrowings under the Agreement as of March 31, 2003. The Agreement contains similar, but less restrictive covenants than those of the line of credit. This Subordinated Credit Agreement was terminated on April 16, 2003 in connection with a refinancing of the Company's debt. (See Note 9)

3.  SEPTEMBER 11, 2001 EVENTS

     The terrorist attacks of September 11, 2001 ("the September 11 events"), resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four clubs located in downtown Manhattan. Three of the affected four clubs were back in operation by October 2001, while the fourth club reopened in September 2002.

     The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter in 2001 a $175 insurance receivable was recorded representing an estimate of costs incurred in September 2001. Such costs included rent, payroll benefits, and other club operating costs incurred during period of closure. In 2002, we collected this $175,000 receivable and received additional on-account payments of $1.0 million. In January 2003, we received and recorded an additional $1.3 million on-account payment. These on-account payments have been classified with fees and other revenues.

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

4.  GOODWILL AND OTHER INTANGIBLES

     Effective January 1, 2002 the Company implemented the Financial Accounting Standards Board Statement No. 141 Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In connection with the SFAS 142 transition impairment test the Company recorded a $1.3 million write-off of goodwill in the quarter ended March 31, 2002. A deferred tax benefit of $612,000 was recorded with this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689,000, in the first quarter of 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by the four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered a single reporting unit. The Company performed an impairment test in the quarter ended March 31, 2003 and determined that goodwill was not impaired.

     Below is a summary of the Company's acquired goodwill and intangible assets as of December 31, 2002 and March 31, 2003.

                                                              AS OF DECEMBER 31, 2002
                                                                      (000'S)
                                         ------------------------------------------------------------------
      ACQUIRED INTANGIBLE ASSETS         GROSS CARRYING AMOUNT   ACCUMULATED AMORTIZATION   NET INTANGIBLES
      --------------------------         ---------------------   ------------------------   ---------------
Membership Lists.......................         $11,054                  $ (9,605)              $ 1,449
Covenants-not-to-compete...............             876                      (711)                  165
Beneficial Lease.......................             223                      (162)                   61
                                                -------                  --------               -------
                                                $12,153                  $(10,478)              $ 1,675
                                                =======                  ========               =======
Goodwill...............................         $58,557                  $(13,026)              $45,531
                                                =======                  ========               =======

                                                                AS OF MARCH 31, 2003
                                                                     ($'000'S)
                                         ------------------------------------------------------------------
                                         GROSS CARRYING AMOUNT   ACCUMULATED AMORTIZATION   NET INTANGIBLES
                                         ---------------------   ------------------------   ---------------
Membership Lists.......................         $10,917                  $ (9,782)              $ 1,135
Covenants-not-to-compete...............             876                      (754)                  122
Beneficial Lease.......................             223                      (165)                   58
                                                -------                  --------               -------

                                                $12,016                  $(10,701)              $ 1,315
                                                =======                  ========               =======
Goodwill...............................         $58,742                  $(13,066)              $45,676
                                                =======                  ========               =======

     The amortization expense of the above acquired intangible assets for each of the five years ended December 31, 2007 is as follows:

AGGREGATE AMORTIZATION EXPENSE ($000'S)
---------------------------------------
For the year ended 12/31/03(a)                  $   939
For the year ended 12/31/04                         591
For the year ended 12/31/05                          11
For the year ended 12/31/06                          11
For the year ended 12/31/07                          11
                                                -------
                                                $ 1,563
                                                =======

---------------

(a) Amortization expense for the three months ended March 31, 2003 amounted to $248,000.

5.  STOCK-BASED EMPLOYEE COMPENSATION

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

     The following table illustrates the effect on net income (loss) attributed to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board issued Statement No. 123, ("SFAS 123") Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                               QUARTERS ENDED
                                                                 MARCH 31,
                                                                 ($'000'S)
                                                              ----------------
                                                               2002      2003
                                                              -------   ------
Net income (loss) attributed to common stockholders, as
  reported..................................................  $(1,114)  $2,615
Add:
  Stock-based employee compensation expense included in
     reported net income (loss) attributed to common
     stockholders, net of related tax effects...............       23        6
Deduct:
  Total stock-based employee compensation expense determined under fair value based method for all stock option
     awards net of related tax effects......................      (32)     (48)
                                                              -------   ------
Pro forma net income (loss) attributed to common
  stockholders..............................................  $(1,123)  $2,573
                                                              =======   ======

     Since option grants vest over several years and additional grants are expected in the future, the pro forma results noted above are not likely to be representative of the effects on future years of the application of the fair value based method.

6.  DISCONTINUED OPERATIONS

     In the fourth quarter of 2002, the Company sold or closed two remote underperforming, wholly-owned clubs. The Company has accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the consolidated statement of operations, and prior periods have been reclassified in accordance with the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Revenues and pre-tax losses for these discontinued clubs were $434,000 and $114,000 respectively in the first quarter ended March 31, 2002.

7.  EXERCISE OF STOCK OPTIONS

     In January 2003, an executive officer of the Company exercised 9,530 Series B preferred stock, and in turn these newly issues shares were repurchased by the Company for $540,000 and were retired. In addition, the same officer sold 548 previously held shares of Series B preferred stock back to the Company for $43,000 which were also retired. On February 24, 2003, several executives of the Company exercised and converted 148,775 Series B preferred stock options into 106,267 shares of Series B preferred stock. The difference between the 148,775 options exercised and the 106,267 shares issued is due to the remittance of these shares to the Company to cover the purchase price of the stock. The remitted shares were subsequently retired by the Company. The executives sold all of Series B preferred stock issued in connection with these February exercises to an affiliate of Rosewood Capital L.P., a stockholder of the Company.

8.  CONTINGENCIES

     On February 13, 2003, an individual filed suit against the Company in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained an injury at one of the Company's club locations resulting in serious bodily injury. His complaint seeks $250.0 million in damages for personal injuries, in addition to $250.0 million of punitive damages. The Company has in force $51.0 million of insurance coverage to cover claims of this nature. The Company intends to vigorously contest this lawsuit and presently anticipates that these matters will be covered by insurance.

     In addition, the Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 9.  SUBSEQUENT EVENT

     On April 16, 2003 the Company successfully completed a refinancing of its debt. This refinancing included an offering of $255.0 million of Senior Notes ("Notes") that will mature April 15, 2011, and the entering into of a new $50.0 million senior secured revolving credit facility (the "Senior Credit Facility") that will expire April 15, 2008. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15, and October 15. The Company will file a registration statement with the Securities and Exchange Commission within 120 days of the issue date of the Notes, for notes having substantially identical terms as the Notes as part of an offer to exchange freely tradable exchange notes for the Notes. The Company will use its best efforts to cause that registration to become effective within 210 days of the issue date. The use of proceeds from the Note offering are as follows:

                                                              ($000'S)
                                                              --------
Redemption of existing Series B Senior Notes, principal and
  interest..................................................  $126,049
Call premium on existing Series B Senior Notes..............     3,048
Redemption of Senior Preferred Stock........................    66,975
Repayment of line of credit principal borrowings and
  interest..................................................     4,013
Repayment of subordinated credit principal borrowings and
  interest..................................................     9,060
Underwriting fees and other closing costs...................     7,743
Available for general corporate purposes....................    38,112
                                                              --------
Total use of funds..........................................  $255,000
                                                              ========

     The Senior Credit Facility contains various covenants including limits in capital expenditures, the maintenance of a Consolidated Interest Coverage ratio of not less than 2.25:1.00 during 2003, and a maximum permitted total leverage ratio of 4.00:1.00 during 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of March 31, 2003, we operated 129 clubs that collectively served approximately 356,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target customers' areas of both employment and residence. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of March 31, 2003, approximately 47% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

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

HISTORICAL CLUB GROWTH

     The following table sets for our club growth during each of the quarters in 2002 and the first quarter of 2003.

                                                                     2002                2003
                                                         -----------------------------   -----
                                                         Q1    Q2    Q3    Q4    TOTAL    Q1
                                                         ---   ---   ---   ---   -----   -----
Clubs at beginning of period...........................  119   126   127   128    119     129
Greenfield clubs(a)....................................    6     1     1    --      8      --
Acquired clubs.........................................    1    --    --     3      4      --
Sold or closed clubs...................................   --    --    --    (2)    (2)     --
                                                         ---   ---   ---   ---    ---     ---
Clubs at end of period(b)..............................  126   127   128   129    129     129
                                                         ===   ===   ===   ===    ===     ===
Number of partly-owned clubs included at the end of the
  period(c)............................................    2     2     2     2      2       2

---------------
(a) A "Greenfield club" is a new location constructed by us.

(b) As described in the September 11 2001 Events discussion, a single club was closed from September 2001 through August 2002 due to its proximity to the World Trade Center. This club is included in the total clubs at end of period for all periods presented.

(c) We include in the club count wholly and partly-owned clubs. In addition to the above count, as of December 31, 2002 and March 31, 2003 we managed two additional clubs, in which we did not have an equity stake.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2002     2003
                                                              -----    -----
Revenue.....................................................  100.0%   100.0%
                                                              -----    -----
Operating expenses
  Payroll and related.......................................   40.4     37.7
  Club operating............................................   31.4     30.7
  General and administrative................................    6.4      5.8
  Depreciation and amortization.............................   10.2      9.5
                                                              -----    -----
  Operating income..........................................   11.6     16.3
Interest expense............................................    5.4      4.9
Interest income.............................................     --       --
                                                              -----    -----
  Income from continuing operations before provision for
     corporate income taxes.................................    6.2     11.4
Provision for corporate income taxes........................    3.1      4.7
                                                              -----    -----
  Income from continuing operations.........................    3.1      6.7
  Loss on discontinued operations, net of income tax
     benefit................................................     --       --
  Cumulative effect of a change in accounting principle, net
     of income tax benefit..................................   (0.9)      --
                                                              -----    -----
  Net income................................................    2.2      6.7
Accreted dividend on preferred stock........................   (3.6)    (3.7)
                                                              -----    -----
  Net income (loss) attributable to common stockholders.....   (1.4)%    3.0%
                                                              =====    =====

  Three Months Ended March 31, 2003 Compared to Three Months Ended March 31,
2002

     Revenues. Revenues increased approximately $10.0 million, or 13.0%, to $86.9 million during the quarter ended March 31, 2003 from $76.9 million in the quarter ended March 31, 2002. This increase resulted from the eleven clubs opened or acquired during the last three quarters of 2001 (approximately $2.2 million), twelve opened or acquired during 2002 (approximately $5.2 million). In addition, revenues increased during the quarter by approximately $1.3 million or 1.8% at the Company's mature clubs (clubs owned and operated for at least 24 months). The mature club revenue increase is due to three factors: 3.1% from price increases, 0.6% from an increase in ancillary revenue, offset by a 1.9% decrease in membership. Fees and other revenue increased $1.3 million principally due to an on-account business interruption insurance payment received in January 2003.

     Operating Expenses. Operating expenses increased $4.8 million, or 7.0%, to $72.8 million in the quarter ended March 31, 2003, from $68.0 million in the quarter ended March 31, 2002. The increase was primarily due to a 7.8% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 387 in the quarter ended March 31, 2003 from 359 in the quarter ended March 31, 2002, in addition to the following factors:

          Payroll and related increased by $1.7 million, or 5.6% to $32.8 million in the quarter ended March 31, 2003, from $31.0 million in the quarter ended March 31, 2002. This increase was principally attributable to the acquisition or opening of twelve clubs in 2002.

          Club operating increased by $2.5 million or 10.4%% to $26.7 million in the quarter ended March 31, 2003, from $24.2 million in the quarter ended March 31, 2002. This increase is primarily attributable to the acquisition or opening of twelve clubs in 2002.

          General and administrative increased by $80,000, or 1.6% to $5.0 million in the quarter ended March 31, 2003.

          Depreciation and amortization increased by $442,000, or 5.6% to $8.3 million in the quarter ended March 31, 2003, from $7.9 million in the quarter ended March 31, 2002. This increase is principally due to a full period of depreciation and amortization for fixed asset additions, acquisitions or club openings since the quarter ended March 31, 2002.

     Interest Expense. Interest expense increased $108,000 to $4.2 million during the quarter ended March 31, 2003, from $4.1 million in the quarter ended March 31, 2002. This increase was primarily due to increased subordinated credit borrowings and borrowings associated with club acquisitions, partially offset by a decrease in line of credit borrowings.

     Interest Income. Interest income decreased $17,000 to $22,000 during the quarter ended March 31, 2003 from $39,000 in the quarter ended March 31, 2002. The decrease in interest income is due to lower interest rates in the quarter ended March 31, 2003 when compared to the same period of 2002.

     Provision for Income Tax. The income tax provision for the quarter ended March 31, 2003 was $4.1 million compared to $2.4 million for the quarter ended March 31, 2002.

     Loss on Discontinued Operations. In the fourth quarter of 2002, we closed two remote underperforming, wholly-owned clubs. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the consolidated statement of operations and prior periods have been reclassified in accordance with the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The net loss related to these two clubs was $66,000 for the quarter ended March 31, 2002. Revenues and pre-tax losses for these discontinued clubs were $434,000 and $114,000 respectively in the first quarter ended March 31, 2002.

     Cumulative Effect of Change In Accounting Principle. In connection with the January 2002 implementation of SFAS 142 we recorded a goodwill write-off of $1.3 million. A deferred tax benefit of $612,000 was recorded in connection with this goodwill write-off resulting in a net cumulative effect of change in Accounting Principle of $689,000 during the quarter ended March 31, 2002.

     Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock increased $447,000 to $3.2 million during the quarter ended March 31, 2003, from $2.8 million in the quarter ended March 31, 2002. This increase is a result of the compounding of accreted dividends and an increase in the number of Series B preferred stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the quarter ended March 31, 2003 was $23.6 million compared to $20.6 million for the quarter ended March 31, 2002. Cash flows from operations have improved with our increase in profitability, and in addition, because of the favorable impact of management's exercise of stock options in February 2003, which provided us with a current tax deduction of approximately $8.6 million.

     Investing Activities. We invested $7.4 million in capital expenditures during the quarter ended March 31, 2003. We currently estimate total capital expenditure and asset acquisition requirements for the remaining three quarters of 2003 to approximate $37.6 million, which includes $11.7 million to renovate and expand certain existing clubs, $9.9 million to maintain certain existing clubs, $14.8 million to construct new clubs and $1.2 million to further upgrade our management information systems.

     Financing Activities. As of March 31, 2003, $125.0 million of Senior Notes are outstanding. Our line of credit with our principal bank provides for direct borrowings and letters of credit of up to $25.0 million. As of March 31, 2003, $4.0 million of prime rate borrowings are outstanding under this line at an interest rate of 5.75%. As of March 31, 2003, we had approximately $19.0 available under the line of credit. We also had a

$20.0 million subordinated credit facility which there were $9.0 million outstanding borrowings as of March 31, 2003 at a rate of 12.75%. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increase in interest rates could have a negative impact on net income.

     On April 16, 2003 we successfully completed a refinancing of our debt. This refinancing included an offering of $255.0 million of Senior Notes ("Notes") that will mature April 15, 2011, and the entering into of a new $50.0 million senior secured revolving credit facility (the "Senior Credit Facility") that will expire April 15, 2008. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15, and October 15. We will file a registration statement with the Securities and Exchange Commission within 120 days of the issue date of the Notes, for notes having substantially identical terms as the Notes as part of an offer to exchange freely tradable exchange Notes for the notes we will use our best efforts to cause that registration to become effective within 210 days of the issue date. The use of proceeds from the Note offering are as follows:

                                                              (IN $000'S)
                                                              -----------
Redemption of existing Series B Senior Notes, principal and
  interest..................................................  $  126,049
Redemption premium on existing Series B Senior Notes........       3,048
Redemption of Senior Preferred Stock........................      66,975
Repayment of line of credit principal borrowings and
  interest..................................................       4,013
Repayment of subordinated credit principal borrowings and
  interest..................................................       9,060
Underwriting fees and other closing costs...................       7,743
Available for general corporate purposes....................      38,112
                                                              ----------
Total use of funds..........................................  $  255,000
                                                              ==========

     The Senior Credit Facility contains various covenants including limits in capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.25:1.00 during 2003, and a maximum permitted total leverage ratio of 4.00:1.00 during 2003.

     In January 2003, an executive officer of the Company exercised 9,530 Series B preferred stock, and in turn these newly issues shares were repurchased by the Company for $540,000 and were retired. In addition, the same officer sold 548 previously held shares of Series B preferred stock back to the Company for $43,000, which were also retired. On February 24, 2003, several executives of the Company exercised and converted 148,775 Series B preferred stock options into 106,267 shares of Series B preferred stock. The difference between the 148,775 options exercised and the 106,267 shares issued is due to the surrender of these shares to the Company to cover the purchase price of the stock. The remitted shares were subsequently retired by the Company. The executives sold all of Series B preferred stock issued in connection with these February exercises to an affiliate of Rosewood Capital L.P., a stockholder to the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q of the Company for the three month period ended March 31, 2003 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Within the 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman, Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On February 13, 2003, an individual filed suit against the Company in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained an injury at one of our club locations resulting in serious bodily injury. His complaint seeks $250.0 million in damages for personal injuries, in addition to $250.0 million of punitive damages. The Company has in force $51.0 million of insurance coverage to cover claims of this nature. The Company intends to vigorously contest this lawsuit and presently anticipates that these matters will be covered by insurance.

     In addition, the Company is party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      TOWN SPORTS INTERNATIONAL, INC.
                      (Registrant)
DATE: May 15, 2003    By: /s/ RICHARD PYLE
                      ----------------------------------------------------
                      Richard Pyle
                      Chief Financial Officer, Office of the President
                      (principal financial, accounting officer)

DATE: May 15, 2003    By: /s/ ROBERT GIARDINA
                      ----------------------------------------------------
                      Robert Giardina
                      Chief Executive Officer
                      (principal executive officer)

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

             (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

Date: May 15, 2003

By: /s/ RICHARD PYLE
    ----------------------------------
    Richard Pyle
    Chief Financial Officer

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

Date: May 15, 2003

By: /s/ MARK SMITH
    ----------------------------------
    Mark Smith
    Chairman