Form 10-Q
period 2003-06-30
TOWN SPORTS INTERNATIONAL INC
filed 2003-08-05
CIK 1029787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

or

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

Yes   ☑   No   ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   ☐   No   ☑

     As of August 4, 2003 date there were 1,176,043 shares of Class A Common Stock of the Company outstanding.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
All figures $’000, except share data
December 31, 2002 and June 30, 2003

	December 31,	June 30,
	2002	2003

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,551	$49,556
Accounts receivable, net of allowance for doubtful accounts of $120 and $337 at December 31, 2002 and June 30, 2003, respectively	1,333	905
Inventory	1,132	927
Prepaid corporate income taxes	3,012	2,318
Prepaid expenses and other current assets	4,430	4,369

Total current assets	15,458	58,075
Fixed assets, net of accumulated depreciation of $104,488 and $120,532 at December 31, 2002 and June 30, 2003, respectively	210,823	213,273
Goodwill	45,531	45,671
Intangible assets, net of accumulated amortization of $10,478 and $10,956 at December 31, 2002 and June 30, 2003, respectively	1,675	1,061
Deferred tax asset, net	20,254	17,939
Deferred membership costs	14,408	14,023
Other assets	6,101	10,547

Total assets	$314,250	$360,589

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,178	$4,607
Accounts payable	5,328	3,626
Accrued expenses	21,634	22,177
Deferred revenue	26,510	31,638

Total current liabilities	58,650	62,048
Long-term debt and capital lease obligations	155,765	259,914
Deferred lease liabilities	23,644	24,828
Deferred revenue	3,435	3,575
Other liabilities	7,530	7,597

Total liabilities	249,024	357,962

Redeemable preferred stock:
Redeemable senior preferred stock, $1.00 par value; liquidation value $64,512 at December 31, 2002; authorized 100,000 shares; 40,000 shares issued and outstanding at December 31, 2002	62,125	—
Series A preferred stock, at liquidation value 153,637 shares issued and outstanding at December 31, 2002 and June 30, 2003	34,841	37,280

	96,966	37,280

Stockholders’ deficit:
Series B preferred stock, at liquidation value issued and outstanding 3,822 and 109,541 at December 31, 2002 and June 30, 2003, respectively	303	9,310
Class A voting common stock, $.001 par value; issued and outstanding 1,176,043 shares	1	1
Paid-in capital	(32,149)	(41,130)
Unearned compensation	(278)	(258)
Accumulated other comprehensive income (currency translation adjustment)	293	338
Retained earnings (Accumulated deficit)	90	(2,914)

Total stockholders’ deficit	(31,740)	(34,653)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$314,250	$360,589

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2002 and 2003
All figures $’000
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenues:
Club operations	$79,098	$85,093	$155,039	$169,783
Fees and other	908	964	1,842	3,177

	80,006	86,057	156,881	172,960

Operating expenses:
Payroll and related	32,928	33,206	63,962	65,976
Club operating	23,881	26,691	48,030	53,354
General and administrative	4,862	5,219	9,804	10,240
Depreciation and amortization	7,877	8,454	15,734	16,753

	69,548	73,570	137,530	146,323

Operating income	10,458	12,487	19,351	26,637
Loss on extinguishment of debt	—	7,773	—	7,773
Interest expense	4,160	6,114	8,284	10,347
Interest income	(38)	(195)	(77)	(218)

Income (loss) from continuing operations before provision (benefit) for corporate income taxes	6,336	(1,205)	11,144	8,735
Provision (benefit) for corporate income taxes	2,826	(84)	5,214	4,015

Income (loss) from continuing operations	3,510	(1,121)	5,930	4,720
Loss on discontinued operations, net of income tax benefit of $36 and $84 for the three months and six months ended June 30, 2002 respectively	(50)	—	(116)	—
Cumulative effect of a change in accounting principle, net of income tax benefit of $612	—	—	(689)	—

Net income (loss)	3,460	(1,121)	5,125	4,720
Accreted dividends on preferred stock	(2,815)	(4,412)	(5,594)	(7,638)

Net income (loss) attributable to common stockholders	$645	$(5,533)	$(469)	$(2,918)

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2003
All figures $’000
(Unaudited)

	Six Months Ended
	June 30,

	2002	2003

Cash flows from operating activities:
Net income	$5,125	$4,720

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,944	16,753
Goodwill impairment write-off	1,301	—
Compensation expense in connection with stock options	601	197
Noncash rental expense, net of noncash rental income	904	920
Share of net income in affiliated companies	(324)	(431)
Loss on extinguishment of debt	—	7,773
Amortization of debt issuance costs	946	962
Change in certain working capital components	6,356	5,981
Decrease (increase) in deferred tax asset	(2,075)	2,315
Decrease (increase) in deferred membership costs	(489)	385
Other	130	186

Total adjustments	23,294	35,041

Net cash provided by operating activities	28,419	39,761

Cash flows from investing activities:
Capital expenditures, net of effects of acquired businesses in 2002	(27,533)	(18,549)
Acquisition of business	(348)	—
Intangible and other assets	220	—
Landlord contributions	3,452	103

Net cash used in investing activities	(24,209)	(18,446)

Cash flows from financing activities:
Proceeds from 9 5/8% Senior Note Offering	—	255,000
Repayment of 9 3/4% Senior Notes	—	(125,000)
Premium paid on extinguishment of debt and other costs	—	(4,064)
Redemption of redeemable senior preferred stock	—	(66,977)
Transaction costs related to 9 5/8% Senior Notes	—	(9,264)
Net line of credit repayment	(5,000)	(14,500)
Net subordinated credit (repayments) borrowings	2,810	(9,000)
Repurchase of Series B preferred stock	—	(583)
Repayments of borrowings	(2,647)	(2,922)

Net cash provided by (used in) financing activities	(4,837)	22,690

Net increase (decrease) in cash and cash equivalents	(627)	44,005
Cash and cash equivalents at beginning of period	5,458	5,551

Cash and cash equivalents at end of period	$4,831	49,556

Summary of change in certain working capital components, net of effects of acquired businesses:
Decrease in accounts receivable	201	628
Decrease (increase) in inventory	(94)	205
Decrease (increase) in prepaid expenses, prepaid income taxes, and other current assets	(289)	1,186
(Decrease) increase in accounts payable and accrued expenses	547	(1,306)
Increase in deferred revenue	5,991	5,268

Net changes in working capital	$6,356	$5,981

Supplemental Disclosures of cash flow information:

     Noncash investing and financing activities:

     The Company assumed $445 of long term debt in connection with a club acquisition during the six month period ended June 30, 2002.

     The Company acquired $1,889 of club equipment financed by lessors during the six month period ended June 30, 2002.

See also Note 7 for cashless stock option exercises in 2003.

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and June 30, 2003
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 consolidated financial statements and notes thereto, included in Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments, except for the cumulative effect of a change in accounting principle, discontinued operations, and loss on extinguishment of debt are of a normal and recurring nature. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

2. Long-Term Debt and Capital Lease Obligations

	December 31,	June 30,
	2002	2003

	($000's)	($000's)

9 3/4% Senior Notes, due 2004	$125,000	$—
9 5/8% Senior Notes, due 2011	—	255,000
Line of Credit borrowings	14,500	—
Subordinated credit borrowings	9,000	—
Notes payable for acquired businesses	6,230	5,323
Capital lease obligations	6,213	4,198

	160,943	264,521
Less, Current portion due within one year	5,178	4,607

Long-term portion	$155,765	$259,914

     On April 16, 2003 the Company successfully completed a refinancing of its debt. This refinancing included an offering of $255.0 million of 9 5/8% Senior Notes (“Notes”) that will mature April 15, 2011, and the entering into of a new $50.0 million senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15, and October 15. The Company has effected a registration statement with the Securities and Exchange Commission for notes having substantially identical terms as the Notes as part of an offer to exchange freely tradable exchange notes for the Notes. In connection with this refinancing, the Company wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a call premium of $3.0 million and incurred $1.0 million of interest on the 9 3/4% Notes representing the interest incurred during the 30 day redemption notification period. The use of proceeds from the 9 5/8% Note offering is as follows:

($000's)

Redemption of existing 9 3/4% Senior Notes, principal and interest	$126,049
Call premium on existing 9 3/4% Senior Notes	3,048
Redemption of senior preferred stock, at liquidation value	66,977
Repayment of line of credit principal borrowings and interest	4,013
Repayment of subordinated credit principal borrowings and interest	9,060
Underwriting fees and other closing costs	9,264
Available for general corporate purposes	36,589

Total use of funds	$255,000

     The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.25:1.00 during 2003, and a maximum permitted total leverage ratio of 4.00:1.00 during 2003. Loans under the Senior Credit Facility will, at our option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at June 30, 2003 and outstanding letters of credit issued totaled $2.0 million. The unutilized portion of the Senior Credit Facility as of June 30, 2003 was $48.0 million.

3. September 11, 2001 Events

     The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four clubs located in downtown Manhattan. Three of the affected four clubs were back in operation by October 2001, while the fourth club reopened in September 2002.

     The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard, in the third quarter of 2001 a $175,000 insurance receivable was recorded representing an estimate of costs incurred in September 2001. Such costs included rent, payroll benefits, and other club operating costs incurred during period of closure. In 2002, we collected this $175,000 receivable and received additional on-account payments of $1.0 million. In January 2003, we received and recorded a $1.3 million on-account payment. In July 2003, the Company entered into a settlement agreement with its insurer resulting in a final settlement payment of $1.5 million. These on-account and final payments are classified with fees and other revenues when received.

     We have determined, based on discounted future cash flows, that the assets related to the club locations affected by the September 11 events have not been impaired.

4. Goodwill and Other Intangibles

     Effective January 1, 2002 the Company implemented the Financial Accounting Standards Board (“FASB”) Statement No. 141 Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In connection with the SFAS 142 transition impairment test the Company recorded a $1.3 million write-off of goodwill in the quarter ended March 31, 2002. A deferred tax benefit of $612,000 was recorded with this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689,000, in the first quarter of 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by the four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered a single reporting unit. The Company performed an impairment test in the quarter ended March 31, 2003 and determined that goodwill was not impaired.

     Below is a summary of the Company’s acquired goodwill and intangible assets as of December 31, 2002 and June 30, 2003.

	As of December 31, 2002
	($000's)

Acquired Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Membership Lists	$11,054	$(9,605)	$1,449
Covenants-not-to-compete	876	(711)	165
Beneficial Lease	223	(162)	61

	$12,153	$(10,478)	$1,675

Goodwill	$58,557	$(13,026)	$45,531

	As of June 30, 2003
	($'000's)

	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Membership Lists	$10,917	$(9,989)	$928
Covenants-not-to-compete	876	(798)	78
Beneficial Lease	223	(168)	55

	$12,016	$(10,955)	$1,061

Goodwill	$58,732	$(13,061)	$45,671

     The amortization expense of the above acquired intangible assets for each of the five years ended December 31, 2007 is as follows:

Aggregate Amortization Expense	($000'’)

For the year ended 12/31/03(a)	$933
For the year ended 12/31/04	591
For the year ended 12/31/05	11
For the year ended 12/31/06	11
For the year ended 12/31/07	11

$1,557

(a)	Amortization expense for the three and six months ended June 30, 2003 amounted to $248,000 and $496,000 respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	($'000's)		($'000's)

	2002	2003	2002	2003

Net income (loss) attributed to common stockholders, as reported	$645	$(3,231)	$(469)	$(616)
Add:
Stock-based employee compensation expense included in reported net income (loss) attributed to common stockholders, net of related tax effects	13	10	49	22
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all stock option awards net of related tax effects	(7)	(5)	(25)	(11)

Pro forma net income (loss) attributed to common stockholders	$651	$3,226	$(445)	$(605)

     Since option grants vest over several years and additional grants are expected in the future, the pro forma results noted above are not likely to be representative of the effects on future years of the application of the fair value based method.

     For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2000 and 2001, the weighted-average fair value of the option grants was approximately $47.11 and $111.89, respectively. The following weighted-average assumptions were used in computing the fair value of options grants: expected volatility of 69% for the year ended December 31, 2000 and 72% for the year ended December 31, 2001, risk-free interest rate of approximately 6.6% and 4.6% for December 31, 2000 and 2001, respectively, expected lives of five years for December 31, 2000 and 2001, and a zero divided yield for all periods. There were no option grants over the eighteen months ended June 30, 2003.

6. Discontinued Operations

     In the fourth quarter of 2002, the Company sold or closed two remote underperforming, wholly-owned clubs. The Company has accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the consolidated statement of operations, and prior periods have been reclassified in accordance with the Financial

Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Revenues and pre-tax losses for these discontinued clubs were $448,000 and $86,000 respectively for the three months ended June 30, 2002 and $881,000 and $200,000 respectively for the six months ended June 30, 2002.

7. Exercise of Stock Options

     In January 2003, an executive officer of the Company exercised 9,530 Series B preferred stock options, and in turn these newly issues shares were repurchased by the Company for $540,000 and were retired. In addition, the same officer sold 548 previously held shares of Series B preferred stock back to the Company for $43,000 which were also retired. On February 24, 2003, several executives of the Company exercised and converted 148,775 Series B preferred stock options into 106,267 shares of Series B preferred stock. The difference between the 148,775 options exercised and the 106,267 shares issued is due to the remittance of these shares to the Company to cover the purchase price of the stock. The remitted shares were subsequently retired by the Company. The executives sold all of Series B preferred stock issued in connection with these February exercises to an affiliate of Rosewood Capital L.P., a stockholder of the Company.

8. Contingencies

     On February 13, 2003, an individual filed suit against the Company in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained an injury at one of the Company’s club locations resulting in serious bodily injury. His complaint seeks $250.0 million in damages for personal injuries, in addition to $250.0 million of punitive damages. The Company has in force $51.0 million of insurance coverage to cover claims of this nature. The Company intends to vigorously contest this lawsuit and presently anticipates that these matters will be covered by insurance.

     In addition, the Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

9. Recent Accounting Pronouncements

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of June 30, 2003 the Company does not have financial instruments within the scope of this pronouncement.

10. Guarantors

     The Company and all of its domestic subsidiaries have unconditionally guaranteed the $255.0 million 9 5/8% Senior Notes. However the Company’s foreign subsidiaries have not provided guarantees for these Senior Notes.

     The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the three and six month periods ending June 30, 2002 and 2003. The financial information illustrates the composition of the combined guarantors.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

All figures in $’000
December 31, 2002
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,575	$3,635	$341	$—	$5,551
Accounts receivable, net	1,840	1,173	99	(1,779)	1,333
Inventory	—	1,106	26	—	1,132
Prepaid corporate income taxes	3,012	—	—	—	3,012
Intercompany receivable (payable)	(18,996)	20,469	(1,473)	—	—
Prepaid expenses and other current assets	5,837	2,093	—	(3,500)	4,430

Total current assets	(6,732)	28,476	(1,007)	(5,279)	15,458
Investment in subsidiaries	206,413	—	—	(206,413)	—
Fixed assets, net	11,273	198,050	1,500	—	210,823
Goodwill, net	—	44,927	604	—	45,531
Intangible assets, net	—	1,569	106	—	1,675
Deferred tax assets, net	20,866	(490)	(122)	—	20,254
Deferred membership costs	—	14,408	—	—	14,408
Other assets	5,038	1,063	—	—	6,101

Total assets	$236,858	$288,003	$1,081	$(211,692)	$314,250

Liabilities, Redeemable Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,178	$—	$—	$—	$5,178
Accounts payable	214	5,114	—	—	5,328
Accrued expenses	9,470	13,398	545	(1,779)	21,634
Deferred revenue	—	26,510	—	—	26,510

Total current liabilities	14,862	45,022	545	(1,779)	58,650
Long-term debt and capital lease obligations	155,765	3,500	—	(3,500)	155,765
Deferred lease liabilities	625	23,019	—	—	23,644
Deferred revenue	7	3,345	83	—	3,435
Other liabilities	373	7,157	—	—	7,530

Total liabilities	171,632	82,043	628	(5,279)	249,024

Redeemable Preferred Stock
Redeemable senior preferred stock	62,125	—	—	—	62,125
Series A preferred stock	34,841	—	—	—	34,841

	96,966	—	—	—	96,966

Stockholders’ deficit Series B preferred stock	303	—	—	—	303
Common stockholders’ deficit	(32,336)	205,960	160	(206,120)	(32,336)
Accumulated other comprehensive income	293	—	293	(293)	293

Total stockholder’s deficit	(31,740)	205,960	453	(206,413)	(31,740)

Total liabilities, redeemable preferred stock and stockholder’s deficit:	$236,858	$288,003	$1,081	$(211,692)	$314,250

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
All figures in $’000
June 30, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$366	$48,431	$759	$—	$49,556
Accounts receivable, net	2,023	737	99	(1,954)	905
Inventory	—	901	26	—	927
Prepaid corporate income taxes	2,318	—	—	—	2,318
Intercompany receivable (payable)	12,757	(11,161)	(1,596)	—	—
Prepaid expenses and other current assets	5,649	2,220	—	(3,500)	4,369

Total current assets	23,113	41,128	(712)	(5,454)	58,075
Investment in subsidiaries	224,658	—	—	(224,658)	—
Fixed assets, net	12,819	199,063	1,391	—	213,273
Goodwill, net	25	44,908	738	—	45,671
Intangible assets, net	—	1,074	(13)	—	1,061
Deferred tax assets, net	18,555	(491)	(125)	—	17,939
Deferred membership costs	—	14,023	—	—	14,023
Other assets	9,473	1,074	—	—	10,547

Total assets	$288,643	$300,779	$1,279	$(230,112)	$360,589

Liabilities, Redeemable Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,607	$—	$—	$—	$4,607
Accounts payable	204	3,422	—	—	3,626
Accrued expenses	10,625	13,110	396	(1,954)	22,177
Deferred revenue	—	31,638	—	—	31,638

Total current liabilities	15,436	48,170	396	(1,954)	62,048
Long-term debt and capital lease obligations	269,608	(6,194)	—	(3,500)	259,914
Deferred lease liabilities	596	24,232	—	—	24,828
Deferred revenue	14	3,476	85	—	3,575
Other liabilities	362	7,235	—	—	7,597

Total liabilities	286,016	76,919	481	(5,454)	357,962

Redeemable Preferred Stock
Series A preferred stock	37,280	—	—	—	37,280

Stockholders’ deficit Series B preferred stock	9,310	—	—	—	9,310
Common stockholders’ deficit	(44,301)	223,860	460	(224,320)	(44,301)
Accumulated other comprehensive income	338	—	338	(338)	338

Total stockholder’s deficit	(34,653)	223,860	798	(224,658)	(34,653)

Total liabilities, redeemable preferred stock and stockholder’s deficit:	$288,643	$300,779	$1,279	$(230,112)	$360,589

TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
All figures in $’000
For the three months ended June 30, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$29	$83,913	$1,151	$—	$85,093
Fees and other	267	1,769	—	(1,072)	964

	$296	$85,682	$1,151	$(1,072)	$86,057

Operating expenses:
Payroll and related	5,684	27,098	424	—	33,206
Club operating	(673)	27,980	316	(932)	26,691
General and administrative	(259)	5,520	98	(140)	5,219
Depreciation and amortization	954	7,408	92	—	8,454

	$5,706	$68,006	$930	$(1,072)	$73,570

Operating income	(5,410)	17,676	221	—	12,487
Loss on extinguishment of debt	7,773	—	—	—	7,773
Interest expense	6,174	28	—	(88)	6,114
Interest income	(283)	—	—	88	(195)

Income before benefit for corporate income taxes	(19,074)	17,648	221	—	(1,205)
Benefit for corporate income taxes	(9,544)	9,387	73	—	(84)

Loss before Equity earnings	$(9,530)	$8,261	$148	$—	$(1,121)
Equity earnings from subsidiaries	8,409	—	—	(8,409)	—

Net loss	$(1,121)	$8,261	$148	$(8,409)	$(1,121)

TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
All figures in $’000
For the three months ended June 30, 2002
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$42	$78,146	$910	$—	$79,098
Fees and other	289	1,579	—	(960)	908

	331	79,725	910	(960)	80,006

Operating expenses:
Payroll and related	5,122	27,448	358	—	33,928
Club operating	184	24,293	224	(820)	23,881
General and administrative	(414)	5,334	82	(140)	4,862
Depreciation and amortization	566	7,221	90	—	7,877

	5,458	64,296	754	(960)	69,548

Operating income	(5,127)	15,429	156	—	10,458
Interest expense	4,157	88	3	(88)	4,160
Interest income	(126)	—	—	88	(38)

Income from continuing operations before provision for corporate income taxes	(9,158)	15,341	153	—	6,336
Provision for corporate income taxes	(4,001)	6,798	29	—	2,826

Income from continuing operations	(5,157)	8,543	124	—	3,510
Equity earnings from subsidiaries	8,677	—	—	(8,677)	—
Loss on discontinued operations, net of income tax benefit	(50)	(50)	—	50	(50)

Net Income	3,460	8,493	124	(8,617)	3,460

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
All figures in $’000
For the six months ended June 30, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$54	$167,388	$2,341	$—	$169,783
Fees and other	1,867	3,387	—	(2,077)	3,177

	1,921	170,775	2,341	(2,077)	172,960

Operating expenses:
Payroll and related	11,165	53,962	849	—	65,976
Club operating	(1,611)	56,122	640	(1,797)	53,354
General and administrative	(679)	11,003	196	(280)	10,240
Depreciation and amortization	1,764	14,808	181	—	16,753

	10,639	135,895	1,866	(2,077)	146,323

Operating income	(8,718)	34,880	475	—	26,637
Loss on extinguishment of debt	7,773	—	—	—	7,773
Interest expense	10,446	76	—	(175)	10,347
Interest income	(393)	—	—	175	(218)

Income before provision for corporate income taxes	(26,544)	34,804	475	—	8,735
Provision for corporate income taxes	(13,063)	16,932	146	—	4,015

Income from operations before equity earnings	(13,481)	17,872	329	—	4,720
Equity earnings from subsidiaries	18,201	—	—	(18,201)	—

Net income	$4,720	$17,872	$329	$(18,201)	$4,720

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
All figures in $’000
For the six months ended June 30, 2002
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$46	$153,213	$1,780	$—	$155,039
Fees and other	758	2,993	—	(1,909)	1,842

	804	156,206	1,780	(1,909)	156,881

Operating expenses:
Payroll and related	10,740	52,520	702	—	63,962
Club operating	273	48,943	443	(1,629)	48,030
General and administrative	(435)	10,349	170	(280)	9,804
Depreciation and amortization	1,294	14,224	216	—	15,734

	11,872	126,036	1,531	(1,909)	137,530

Operating income	(11,068)	30,170	249	—	19,351
Interest expense	8,279	175	5	(175)	8,284
Interest income	(252)	—	—	175	(77)

Income from continuing operations before provision for corporate income taxes	(19,095)	29,995	244	—	11,144
Provision for corporate income taxes	(8,934)	14,092	56	—	5,214

Income from continuing operations	(10,161)	15,903	188	—	5,930
Equity earnings from subsidiaries	16,091	—	—	(16,091)	—
Loss on discontinued operations, net of income tax benefit of $48	(116)	(116)	—	116	(116)
Cumulative effect of a change in accounting principle, net of income tax benefit of $612	(689)	(689)	—	689	(689)

Net income	$5,125	$15,098	$188	$(15,286)	$5,125

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
All figures in $’000
For the six months ended June 30, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$4,720	$17,872	$329	$(18,201)	$4,720

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,764	14,808	181	—	16,753
Compensation expense in connection with stock options	197	—	—	—	197
Noncash rental expense, net of noncash rental income	(40)	960	—	—	920
Loss on extinguishment of debt	7,773	—	—	—	7,773
Share of net income in affiliated companies	(431)	—	—	—	(431)
Amortization of debt issuance costs	962	—	—	—	962
Changes in operating assets and liabilities	4,593	4,232	(144)	—	8,681
Other	(18,132)	117	—	18,201	186

Total adjustments	(3,314)	20,117	37	18,201	35,041

Net cash provided by operating activities	1,406	37,989	366	—	39,761
Net cash used in investing activities	(3,300)	(15,075)	(71)	—	(18,446)
Net cash used in financing activities	685	21,882	123	—	22,690

Net change in cash and cash equivalents	(1,209)	44,796	418	—	44,005
Cash and cash equivalents at beginning of period	1,575	3,635	341	—	5,551

Cash and cash equivalents at end of period	$366	$48,431	$759	$—	$49,556

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
All figures in $’000
For the six months ended June 30, 2002
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$5,125	$15,098	$188	$(15,286)	$5,125

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,294	14,434	216	—	15,944
Goodwill impairment write-off and club closure costs	—	1,301	—	—	1,301
Compensation expense in connection with stock options	601	—	—	—	601
Noncash rental expense, net of noncash rental income	(30)	934	—	—	904
Share of net income in affiliated companies	(324)	—	—	—	(324)
Amortization of debt issuance costs	946	—	—	—	946
Change in operating assets and liabilities	3,527	190	75	—	3,792
Other	(15,286)	(16)	146	15,286	130

Total adjustments	(9,272)	16,843	437	15,286	23,294

Net cash provided by operating activities	(4,147)	31,941	625	—	28,419
Net cash used in investing activities	(1,830)	(22,087)	(292)	—	(24,209)
Net cash used in financing activities	6,133	(10,786)	(184)	—	(4,837)

Net decrease in cash and cash equivalents	156	(932)	149	—	(627)
Cash and cash equivalents at beginning of period	190	5,192	76	—	5,458

Cash and cash equivalents at end of period	$346	$4,260	$225	$—	$4,831

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of June 30, 2003, we operated 129 clubs that collectively served approximately 358,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of June 30, 2003, approximately 47% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club (“NYSC”) brand name. We are the largest fitness club operator in Manhattan with 37 locations and operate a total of 85 clubs under the NYSC name within a defined radius of New York City. We operate 20 clubs in the Boston region and 15 clubs in the Washington, DC region under our Boston Sports Club (“BSC”) and Washington Sports Club (“WSC”) brand names, respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club (“PSC”) brand name. In addition we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

Historical Club Growth

     The following table sets forth our club growth during each of the quarters in 2002 and the first two quarters of 2003.

	2002					2003

	Q1	Q2	Q3	Q4	Total	Q1	Q2

Clubs at beginning of period	119	126	127	128	119	129	129
Greenfield clubs(a)	6	1	1	—	8	—	—
Acquired clubs	1	—	—	3	4	—	—
Sold or closed clubs	—	—	—	(2)	(2)	—	—

Clubs at end of period(b)	126	127	128	129	129	129	129

Number of partly-owned clubs included at the end of the period(c)	2	2	2	2	2	2	2

(a)	A “Greenfield club” is a new location constructed by us.

(b)	As described in the September 11 2001 Events discussion, a single club was closed from September 2001 through August 2002 due to its proximity to the World Trade Center. This club is included in the total clubs at end of period for all periods presented.

(c)	We include in the club count wholly and partly-owned clubs. In addition to the above count, as of December 31, 2002 and June 30, 2003 we managed two additional clubs, in which we did not have an equity stake.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	41.2	38.6	40.8	38.1
Club operating	29.8	31.0	30.6	30.8
General and administrative	6.1	6.1	6.3	5.9
Depreciation and amortization	9.8	9.8	10.1	9.7

Operating income	13.1	14.5	12.2	15.5
Loss on extinguishment of debt	—	9.0	—	4.5
Interest expense	5.2	7.1	5.3	6.0
Interest income	—	(0.2)	—	(0.1)

Income (loss) from continuing operations before provision (benefit) for corporate income taxes	7.9	(1.4)	6.9	5.1
Provision (benefit) for corporate income taxes	3.5	(0.1)	3.2	2.3

Income (loss) from continuing operations	4.4	(1.3)	3.7	2.8
Loss on discontinued operations, net of income tax benefit	—	—	—	—
Cumulative effect of a change in accounting principle, net of income tax benefit	(0.1)	—	0.4	—

Net income (loss)	4.3	(1.3)	3.3	2.8
Accreted dividend on preferred stock	(3.5)	(5.1)	(3.5)	(4.5)

Net income (loss) attributable to common stockholders	0.8%	(6.4)%	(0.2)%	(1.7)%

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Revenues. Revenues increased approximately $6.1 million, or 7.6%, to $86.1 million during the quarter ended June 30, 2003 from $80.0 million in the quarter ended June 30, 2002. This increase resulted from the nine clubs opened or acquired during the last two quarters of 2001 (approximately $1.5 million), twelve opened or acquired during 2002 (approximately $4.6 million). Revenues decreased during the quarter by approximately $146,000 or 0.2% at the Company’s mature clubs (clubs owned and operated for at least 24 months).

     Operating Expenses. Operating expenses increased $4.1 million, or 5.8%, to $73.6 million in the quarter ended June 30, 2003, from $69.5 million in the quarter ended June 30, 2002. The increase was primarily due to a 3.3% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 381 in the quarter ended June 30, 2003 from 369 in the quarter ended June 30, 2002, in addition to the following factors:

     Payroll and related increased by $278,000, or 0.8% to $33.2 million in the quarter ended June 30, 2003, from $32.9 million in the quarter ended June 30, 2002. This increase in payroll and related was principally attributable to the acquisition or opening of twelve clubs in 2002 and was partially offset by a decrease in non-cash compensation expense. Non-cash compensation expense decreased $310,000 from the quarter ended June 30, 2002 when compared to the quarter ended June 30, 2003. The non-cash compensation expense incurred during the 2002 period principally related to outstanding Series B stock options, and such stock options were exercised during the first quarter of 2003.

     Club operating increased by $2.8 million or 11.8% to $26.7 million in the quarter ended June 30, 2003, from $23.9 million in the quarter ended June 30, 2002. This increase is primarily attributable to the acquisition or opening of twelve clubs in 2002.

     General and administrative increased by $357,000, or 7.3% to $5.2 million in the quarter ended June 30, 2003. This is principally due to increased information technology and related costs.

     Depreciation and amortization increased by $577,000, or 7.3% to $8.5 million in the quarter ended June 30, 2003, from $7.9 million in the quarter ended June 30, 2002. This increase is principally due to a full period of depreciation and amortization for fixed asset additions, acquisitions or club openings since the quarter ended June 30, 2002.

     Loss on extinguishment of debt. The $7.7 million loss on extinguishment of debt is a result of the refinancing of our debt on April 16, 2003. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a $3.0 million call premium, and incurred $1.0 million of additional interest on the 9 3/4% Notes representing interest incurred during the 30 day redemption notification period.

     Interest Expense. Interest expense increased $2.0 million to $6.2 million during the quarter ended June 30, 2003, from $4.2 million in the quarter ended June 30, 2002. Interest increased $2.5 million due to the increase in Senior Notes outstanding from $125.0 million to $255.0 million. This increase was offset by a $445,000 decrease in interest on credit line and subordinated credit borrowings, which were repaid in connection with the refinancing.

     Interest Income. Interest income increased $157,000 to $195,000 during the quarter ended June 30, 2003 from $38,000 in the quarter ended June 30, 2002. This increase is due to an increase in cash and cash equivalents on hand. Cash and cash equivalents on hand increased from $5.6 million in June 2002 to $49.6 million in June 2003 as a result of the refinancing transactions.

     Provision (benefit) for Income Tax. We recorded an income tax benefit of $84,000 in the quarter ended June 30, 2003 compared to a provision for income taxes of $2.8 million recorded in the quarter ended June 30, 2002. Our income tax benefit for the quarter ended June 30, 2003 was reduced by New York State and City income tax charges that were recorded in connection with newly passed legislation.

     Loss on Discontinued Operations. In the fourth quarter of 2002, we closed two remote underperforming, wholly-owned clubs. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the consolidated statement of operations and prior periods have been reclassified in accordance with the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The net loss related to these two clubs was $50,000 for the quarter ended June 30, 2002. Revenues and pre-tax losses for these discontinued clubs were $448,000 and $86,000 respectively in the second quarter ended June 30, 2002.

     Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock increased $1.6 million to $4.4 million during the quarter ended June 30, 2003, from $2.8 million in the quarter ended June 30, 2002. This increase is principally due to the acceleration of the accretion to liquidation value of the redeemable senior preferred stock in connection with its redemption as part of the April 16, 2003 refinancing transactions.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Revenues. Revenues increased approximately $16.1 million, or 10.2%, to $173.0 million for the six months ended June 30, 2003 from $156.9 for the six months ended June 30, 2002. This increase resulted from the nine clubs opened or acquired during the last two quarters of 2001 (approximately $3.4 million), twelve opened or acquired during 2002 (approximately $9.8 million). In addition, revenues increased during the quarter by approximately $1.4 million or 1.0% at the Company’s mature clubs (clubs owned and operated for at least 24 months). Fees and other revenue increased $1.3 million principally due to an on-account business interruption insurance payment received in January 2003.

     Operating Expenses. Operating expenses increased $8.8 million, or 6.4%, to $146.3 million for the six months ended June 30, 2003, from $137.5 million for the six months ended June 30, 2002. The increase was primarily due to a 4.7% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 762 for the six months ended June 30, 2003 from 728 for the six months ended June 30, 2002, in addition to the following factors:

     Payroll and related increased by $2.0 million, or 3.1% to $66.0 million for the six months ended June 30, 2003, from $64.0 million for the six months ended June 30, 2002. This increase was principally attributable to the acquisition or opening of twelve clubs in 2002, and was partially offset by a decrease in non-cash compensation expense. Non-cash compensation expense decreased $404,000 from the six months ended June 30, 2002 when compared to the six months ended June 30, 2003. The non-cash compensation expense incurred during the 2002 period principally related to outstanding Series B stock options, and such options were exercised during the first quarter of 2003.

     Club operating increased by $5.3 million or 11.1% to $53.3 million for the six months ended June 30, 2003, from $48.0 million for the six months ended June 30, 2002. This increase is primarily attributable to the acquisition or opening of twelve clubs in 2002.

     General and administrative increased by $436,000, or 4.4% to $10.2 million for the six months ended June 30, 2003 from $9.8 million for the six months ended June 30, 2002. This is principally due to increased information technology and related costs.

     Depreciation and amortization increased by $1.0 million, or 6.5% to $16.8 million for the six months ended June 30, 2003, from $15.7 million for the six months ended June 30, 2002. This increase is principally due to a full period of depreciation and amortization for fixed asset additions, acquisitions or club openings since for the six months ended June 30, 2002.

     Loss on extinguishment of debt. The $7.7 million loss on extinguishment of debt is a result of the refinancing of our debt on April 16, 2003. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a $3.0 million call premium, and incurred $1.0 million of additional interest on the 9 3/4% Notes representing interest incurred during the 30 day redemption notification period.

     Interest Expense. Interest expense increased $2.1 million to $10.4 million for the six months ended June 30, 2003, from $8.3 million for the six months ended June 30, 2002. Interest increased $2.5 million due to the increase in Senior Notes outstanding from $125.0 million to $255.0 million. This increase was offset by a $458,000 decrease in interest on credit line and subordinated credit borrowings, which were repaid in connection with the refinancing.

     Interest Income. Interest income increased $141,000 to $218,000 for the six months ended June 30, 2003 from $77,000 for the six months ended June 30, 2002. This increase is due to an increase in cash and cash equivalents on hand during the second quarter 2003 when compared to 2002.

     Provision for Income Tax. The income tax provision for the six months ended June 30, 2003 was $4.0 million compared to $5.2 million for the six months ended June 30, 2002. The effective tax rate for the six months ended June 30, 2003 is consistent with the tax rate for the six months ended June 30, 2002.

     Loss on Discontinued Operations. In the fourth quarter of 2002, we closed two remote underperforming, wholly-owned clubs. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the consolidated statement of operations and prior periods have been reclassified in accordance with the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The net loss related to these two clubs was $116,000 for the six months ended June 30, 2002. Revenues and pre-tax losses for these discontinued clubs were $881,000 and $200,000 respectively for the six months ended June 30, 2002.

     Cumulative Effect of Change in Accounting Principle. In connection with the January 2002 implementation of SFAS 142 we recorded a goodwill write-off of $1.3 million. A deferred tax benefit of $612,000 was recorded in connection with this goodwill write-off resulting in a net cumulative effect of change in Accounting Principle of $689,000 during the six months ended June 30, 2002.

     Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock increased $2.0 million to $7.6 million during the six months ended June 30, 2003, from $5.6 million in the six months ended June 30, 2002. This increase is principally due to the acceleration of the accretion to liquidation value of the redeemable senior preferred stock in connection with its redemption as part of the April 16, 2003 refinancing transactions.

Liquidity and Capital Resources

     Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the six months June 30, 2003 was $39.8 million compared to $28.4 million for the six months ended June 30, 2002. Cash flows from operations have improved with our increase in operating income, and in addition, because of the favorable impact of management’s exercise of stock options in February 2003, which provided us with a current tax deduction of approximately $8.6 million.

     Investing Activities. We invested $18.5 million in capital expenditures during the six months ended June 30, 2003. We currently estimate total capital expenditure and asset acquisition requirements for the remaining two quarters of 2003 to approximate $31.5 million, which includes $10.6 million to renovate and expand certain existing clubs, $5.3 million to equip and maintain certain existing clubs, $14.8 million to construct new clubs and $750,000 to further upgrade our management information systems.

     Financing Activities. On April 16, 2003 we successfully completed a refinancing of our debt. This refinancing included an offering of $255.0 million of 9 5/8% Senior Notes (“Notes”) that will mature April 15, 2011, and the entering into of a new $50.0 million senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15, and October 15. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a call premium of $3.0 million and incurred $1.0 million of interest on the 9 3/4% Notes representing the interest incurred during the 30 day redemption notification period. The use of proceeds from the Note offering is as follows:

($000's)
Redemption of existing 9 3/4% Senior Notes, principal and interest	$126,049
Call premium on existing 9 3/4% Senior Notes	3,048
Redemption of senior preferred stock, at liquidation value	66,977
Repayment of line of credit principal borrowings and interest	4,013
Repayment of subordinated credit principal borrowings and interest	9,060
Underwriting fees and other closing costs	9,264
Available for general corporate purposes	36,589

Total use of funds	$255,000

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

     Management believes that the Company has sufficient funds to finance the Company’s current operating and growth plans through the end of 2004.

     We currently have a substantial amount of debt. As of June 30, 2003, our total consolidated debt is $264.5 million. Our substantial debt could have important consequences, including:

•	Making it more difficult to satisfy our obligations;

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•	Requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

     These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

     Contractual and Commercial Commitments Summary. The aggregate long-term debt, capital lease and operating lease obligations as of June 30, 2003 are as follows:

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Contractual Obligations
Long-term debt (1)	$260,323	$1,487	$1,825	$1,058	$255,953
Capital lease obligations (2)	4,198	3,120	1,078	—	—
Operating lease obligations (3)	611,971	48,492	99,362	95,057	369,060
Redeemable preferred stock (4)	37,280	—	37,280	—	—

Total contractual cash obligations	$913,772	$53,099	$139,545	$96,115	$625,013

     (1)  The long-term debt contractual cash obligations include principal payment requirements only. Interest on our 9 5/8% Senior Notes amounts to $24.5 million annually.

     (2)  Capital lease obligations represent principal and interest payments.

     (3)  Operating lease obligations include base rent only. Certain leases provide for additional rent based on increases in real estate tax indexation, utilities, and defined amounts based on the operating results of the lessee.

     (4)  The redeemable preferred stock is not redeemable on a specific date, but rather at our option or possibly upon sale of the company. For purposes of this schedule we consider this to be redeemable in one to three years.

Forward-Looking Statements

     Certain statements in this report on Form 10-Q of the Company for the three and six month period ended June 30, 2003 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to maintain current operating margins and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 4. Controls and Procedures

     (a)  As required by Rule 13a – 15(b), the Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(d). Based upon that evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. The Company continuously considers opportunities to enhance controls and procedures. In the second quarter of 2003 the Company began the rollout of a new point of sale club management system. This system provides for operating efficiencies at the club level and enhances the Company’s ability to bill members electronically as well as monitor club usage and revenue at the member level. The Company expects this rollout to be complete in the fourth quarter of 2003.

(b)	There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affects the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

None

SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL, INC. (Registrant)

DATE: August 5, 2003	By: /s/ RICHARD PYLE

Richard Pyle Chief Financial Officer, Office of the President (principal financial, accounting officer)

DATE: August 5, 2003	By: /s/ ROBERT GIARDINA

Robert Giardina Chief Executive Officer (principal executive officer)