Form 10-Q
period 2003-09-30
TOWN SPORTS INTERNATIONAL INC
filed 2003-11-04
CIK 1029787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003
or

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

Yes ☐    No ☑

     As of November 4, 2003 date there were 1,176,043 shares of Class A Common Stock of the Company outstanding.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

All figures $’000, except share data
December 31, 2002 and September 30, 2003

	December 31,	September 30,
	2002	2003

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,551	$55,784
Accounts receivable, net of allowance for doubtful accounts of $120 and $482 at December 31, 2002 and September 30, 2003, respectively	1,333	1,002
Inventory	1,132	787
Prepaid corporate income taxes	3,012	1,571
Prepaid expenses and other current assets	4,430	5,816

Total current assets	15,458	64,960
Fixed assets, net of accumulated depreciation of $104,488 and $125,429 at December 31, 2002 and September 30, 2003, respectively	210,823	215,098
Goodwill	45,531	45,663
Intangible assets, net of accumulated amortization of $10,478 and $11,193 at December 31, 2002 and September 30, 2003, respectively	1,675	836
Deferred tax asset, net	20,254	18,175
Deferred membership costs	14,408	14,360
Other assets	6,101	10,367

Total assets	$314,250	$369,459

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,178	$4,198
Accounts payable	5,328	3,639
Accrued interest	2,731	11,264
Accrued expenses	18,903	21,306
Deferred revenue	26,510	28,068

Total current liabilities	58,650	68,475
Long-term debt and capital lease obligations	155,765	259,088
Deferred lease liabilities	23,644	25,365
Deferred revenue	3,435	3,569
Other liabilities	7,530	7,928

Total liabilities	249,024	364,425

Redeemable preferred stock:
Redeemable senior preferred stock, $1.00 par value; liquidation value $64,512 at December 31, 2002; authorized 100,000 shares; 40,000 shares issued and outstanding at December 31, 2002	62,125	—
Series A preferred stock, at liquidation value 153,637 shares issued and outstanding at December 31, 2002 and September 30, 2003	34,841	38,585

	96,966	38,585

Stockholders’ deficit:
Series B preferred stock, at liquidation value 3,822 and 109,541 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	303	9,636
Class A voting common stock, $.001 par value; issued and outstanding 1,176,043 shares	1	1
Paid-in capital	(32,149)	(41,130)
Unearned compensation	(278)	(248)
Accumulated other comprehensive income (currency translation adjustment)	293	400
Retained earnings (Accumulated deficit)	90	(2,210)

Total stockholders’ deficit	(31,740)	(33,551)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$314,250	$369,459

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2002 and 2003
All figures $’000
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenues:
Club operations	$80,219	$84,436	$235,258	$254,219
Fees and other	1,093	2,335	2,935	5,511

	81,312	86,771	238,193	259,730

Operating expenses:
Payroll and related	32,617	32,647	96,579	98,623
Club operating	26,189	28,761	74,218	82,115
General and administrative	4,995	5,677	14,799	15,917
Depreciation and amortization	7,752	8,782	23,486	25,535

	71,553	75,867	209,082	222,190

Operating income	9,759	10,904	29,111	37,540
Loss on extinguishment of debt	—	—	—	7,773
Interest expense	4,112	6,760	12,398	17,106
Interest income	(38)	(179)	(116)	(397)

Income from continuing operations before provision for corporate income taxes	5,685	4,323	16,829	13,058
Provision for corporate income taxes	2,846	1,989	8,060	6,004

Income from continuing operations	2,839	2,334	8,769	7,054
Loss on discontinued operations, net of income tax benefit of $478 and $562 for the three and nine months ended September 30, 2002, respectively	(710)	—	(826)	—
Cumulative effect of a change in accounting principle, net of income tax benefit of $612	—	—	(689)	—

Net income	2,129	2,334	7,254	7,054
Accreted dividends on preferred stock	(2,958)	(1,631)	(8,552)	(9,269)

Net income (loss) attributable to common stockholders	$(829)	$703	$(1,298)	$(2,215)

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2002 and 2003
All figures $’000
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2003

Cash flows from operating activities:
Net income	$7,254	$7,054

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,768	25,535
Goodwill impairment write-off	1,301	—
Club closure costs	1,095	—
Compensation expense in connection with stock options	901	207
Noncash rental expense, net of noncash rental income	1,278	1,311
Share of net income in affiliated companies	(523)	(592)
Loss on extinguishment of debt	—	7,773
Amortization of debt issuance costs	1,435	1,300
Change in certain working capital components	9,804	12,215
Decrease (increase) in deferred tax asset	(2,485)	2,079
Decrease (increase) in deferred membership costs	(418)	48
Other	136	542

Total adjustments	36,292	50,418

Net cash provided by operating activities	43,546	57,472

Cash flows from investing activities:
Capital expenditures, net of effects of acquired business in 2002	(34,324)	(29,131)
Proceeds from sale of equipment	—	153
Acquisition of business	(348)	—
Intangible and other assets	287	—
Landlord contributions	3,467	617

Net cash used in investing activities	(30,918)	(28,361)

Cash flows from financing activities:
Proceeds from 9 5/8% Senior Note Offering	—	255,000
Repayment of 9 3/4% Senior Notes	—	(125,000)
Premium paid on extinguishment of debt and other costs	—	(4,064)
Redemption of redeemable senior preferred stock	—	(66,977)
Transaction costs related to 9 5/8% Senior Notes	—	(9,597)
Net line of credit repayment	(12,000)	(14,500)
Net subordinated credit (repayments) borrowings	2,810	(9,000)
Repurchase of Series B preferred stock	—	(583)
Repayments of borrowings	(3,833)	(4,157)

Net cash provided by (used in) financing activities	(13,023)	21,122

Net increase (decrease) in cash and cash equivalents	(395)	50,233
Cash and cash equivalents at beginning of period	5,458	5,551

Cash and cash equivalents at end of period	$5,063	55,784

Summary of change in certain working capital components, net of effects of acquired businesses:
Decrease in accounts receivable	384	331
Decrease (increase) in inventory	(117)	345
Decrease (increase) in prepaid expenses, prepaid income taxes, and other current assets	(999)	647
Increase in accounts payable and accrued expenses	6,159	9,200
Increase in deferred revenue	4,377	1,692

Net changes in working capital	$9,804	$12,215

Supplemental Disclosures of cash flow information:
Noncash investing and financing activities:
The Company assumed $445 of long term debt in connection with a club acquisition during the nine month period ended September 30, 2002.
The Company acquired $1,889 of club equipment financed by lessors during the nine month period ended September 30, 2002.
See also Note 7 for stock option exercises in 2003.

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and September 30, 2003
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 consolidated financial statements and notes thereto, included in Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments, except for the cumulative effect of a change in accounting principle, discontinued operations, and loss on extinguishment of debt are of a normal and recurring nature. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

2. Long-Term Debt and Capital Lease Obligations

	December 31,	September 30,
	2002	2003

	($000’s)	($000’s)
9 3/4% Senior Notes, due 2004	$125,000	$—
9 5/8% Senior Notes, due 2011	—	255,000
Line of Credit borrowings	14,500	—
Subordinated credit borrowings	9,000	—
Notes payable for acquired businesses	6,230	4,992
Capital lease obligations	6,213	3,294

	160,943	263,286
Less, Current portion due within one year	5,178	4,198

Long-term portion	$155,765	$259,088

     On April 16, 2003 the Company successfully completed a refinancing of its debt. This refinancing included an offering of $255.0 million of 9 5/8% Senior Notes (“Notes”) that will mature April 15, 2011, and the entering into of a new $50.0 million senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15, and October 15. The Company has effected a registration statement with the Securities and Exchange Commission for notes having substantially identical terms as the Notes as part of an offer to exchange freely tradable exchange notes for the Notes. In connection with this refinancing, the Company wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a call premium of $3.0 million and incurred $1.0 million of interest on the 9 3/4% Notes representing the interest incurred during the 30 day redemption notification period. The uses of proceeds from the 9 5/8% Note offering were as follows:

($000’s)

Redemption of existing 9 3/4% Senior Notes, principal and interest	$126,049
Call premium on existing 9 3/4% Senior Notes	3,048
Redemption of senior preferred stock, at liquidation value	66,977
Repayment of line of credit principal borrowings and interest	4,013
Repayment of subordinated credit principal borrowings and interest	9,060
Underwriting fees and other closing costs	9,597
Available for general corporate purposes	36,256

Total use of funds	$255,000

     The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.25:1.00 during 2003, and a maximum permitted total leverage ratio of 4.00:1.00 during 2003. Loans under the Senior Credit Facility will, at our option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at September 30, 2003 and outstanding letters of credit issued totaled $1.8 million. The unutilized portion of the Senior Credit Facility as of September 30, 2003 was $48.2 million.

3. September 11, 2001 Events

     The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events have interrupted the operations at four clubs located in downtown Manhattan. Three of the affected four clubs were back in operation by October 2001, while the fourth club reopened in September 2002.

     The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard, the Company received $350,000 in the first quarter of 2002, of which $175,000 represented reimbursement for costs incurred and $175,000 represented an on-account payment towards the interruption claim. In the third and fourth quarters of 2002, on-account payments of $250,000 and $600,000 were received. In the first quarter of 2003, an on-account payment of $1.3 million was received, and in July 2003, the Company entered into a settlement agreement with its insurer resulting in a final settlement payment of $1.5 million. These on-account and final payments have been classified with fees and other revenues when received.

4. Goodwill and Other Intangibles

     Effective January 1, 2002 the Company implemented the Financial Accounting Standards Board (“FASB”) Statement No. 141 Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In connection with the SFAS 142 transition impairment test the Company recorded a $1.3 million write-off of goodwill in the quarter ended March 31, 2002. A deferred tax benefit of $612,000 was recorded with this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689,000, in the first quarter of 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by the four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster each being considered a single reporting unit. The Company performed an impairment test in the quarter ended March 31, 2003 and determined that goodwill was not impaired.

     The change in the carrying amount of goodwill from December 31, 2002 through September 30, 2003 is as follows:

Balance December 31, 2002	$45,531
Currency translation adjustment	132

Balance September 30, 2003	$45,663

     Below is a summary of the Company’s acquired intangible assets as of December 31, 2002 and September 30, 2003.

	As of December 31, 2002
	($000’s)

Acquired Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Membership Lists	$11,054	$(9,605)	$1,449
Covenants-not-to-compete	876	(711)	165
Beneficial Lease	223	(162)	61

	$12,153	$(10,478)	$1,675

	As of September 30, 2003
	($’000’s)

	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Membership Lists	$10,930	$(10,188)	$742
Covenants-not-to-compete	876	(835)	41
Beneficial Lease	223	(170)	53

	$12,029	$(11,193)	$836

     The amortization expense of the above acquired intangible assets for each of the five years ended December 31, 2007 is as follows:

Aggregate Amortization Expense	($000’s)

For the year ended 12/31/03(a)	$933
For the year ended 12/31/04	591
For the year ended 12/31/05	11
For the year ended 12/31/06	11
For the year ended 12/31/07	11

$1,557

(a)	Amortization expense for the three and nine months ended September 30, 2003 amounted to $225,000 and $721,000 respectively.

5. Stock-Based Employee Compensation

     For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method (“APB No. 25”). In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock is not greater than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to employees with variable terms or if the fair value of the Company’s stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense. The fair value of warrants granted to nonemployees for the provision financing are recorded as deferred financing costs and amortized into interest expense using the interest method.

     The following table illustrates the effect on net income (loss) attributed to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board issued Statement No. 123, (“SFAS 123”) Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	($’000’s)		($’000’s)

	2002	2003	2002	2003

Net income (loss) attributed to common stockholders, as reported	$(829)	$703	$(1,298)	$2,215
Add:
Stock-based employee compensation expense included in reported net income (loss) attributed to common stockholders, net of related tax effects	6	5	31	16
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all stock option awards net of related tax effects	(68)	(67)	(117)	(88)

Pro forma net income (loss) attributed to common stockholders	$(891)	$641	$(1,384)	$2,143

     Since option grants vest over several years and additional grants are expected in the future, the pro forma results noted above are not likely to be representative of the effects on future years of the application of the fair value based method.

     In July 2003 44,400 common stock options were granted to certain employees under the Town Sports International Stock Option Plan. The options have an exercise price of $144.00, which has been determined by a third party appraiser to be in excess of the fair value of the underlying common stock on the grant date. The options fully vest in 10 years and vesting can be accelerated if certain financial targets, as defined are met.

     For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2000, 2001, and the July 2003 grant, the weighted-average fair value of the option grants were approximately $47.11, $111.89, and $14.50, respectively. The following weighted-average assumptions were used in computing the fair value of options grants: expected volatility of 69% for the year ended December 31, 2000, 72% for the year ended December 31, 2001, and 55.2% for the July 2003 grants, risk-free interest rate of approximately 6.6%, 4.6%, and 3.8% for December 31, 2000, 2001 and the July 2003 grants respectively, expected lives of five years for December 31, 2000 and 2001, and six years for the July 2003 grant, and a zero divided yield for all periods.

6. Discontinued Operations

     In the fourth quarter of 2002, the Company sold or closed two remote underperforming, wholly-owned clubs. The Company has accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the condensed consolidated statement of operations, and prior periods have been reclassified in accordance with the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Revenues and pre-tax losses for these discontinued clubs were $459,000 and $1.2 million respectively for the three months ended September 30, 2002 and $1.3 million and $1.4 million respectively for the nine months ended September 30, 2002. Included in the pre-tax losses are $1.1 million of fixed asset write-offs related to these club closures.

7. Exercise of Stock Options

     In January 2003, an executive officer of the Company exercised 9,530 Series B preferred stock options, and in turn these newly issues shares were repurchased by the Company for $540,000 and were retired. In addition, the same officer sold 548 previously held shares of Series B preferred stock back to the Company for $43,000 which were also retired. In February 2003, several executives of the Company exercised and converted 148,775 Series B preferred stock options into 106,267 shares of Series B preferred stock. The difference between the 148,775 options exercised and the 106,267 shares issued is due to the remittance of these shares to the Company to cover the purchase price of the stock. The remitted shares were subsequently retired by the Company. The executives sold all of Series B preferred stock issued in connection with these February exercises to an affiliate of Rosewood Capital L.P., a stockholder of the Company.

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

9. Recent Accounting Pronouncements

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of September 30, 2003 the Company does not have financial instruments within the scope of this pronouncement.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No.46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on October 1, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material effect on the consolidated financial statements.

10. Guarantors

     The Company and all of its domestic subsidiaries have unconditionally guaranteed the $255.0 million 9 5/8% Senior Notes. However the Company’s foreign subsidiaries have not provided guarantees for these Senior Notes.

     The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the three and nine month periods ending September 30, 2002 and 2003. The financial information illustrates the composition of the combined guarantors.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

All figures in $’000
December 31, 2002
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,575	$3,635	$341	$—	$5,551
Accounts receivable, net	1,840	1,173	99	(1,779)	1,333
Inventory	—	1,106	26	—	1,132
Prepaid corporate income taxes	3,012	—	—	—	3,012
Intercompany receivable (payable)	(18,996)	20,469	(1,473)	—	—
Prepaid expenses and other current assets	5,837	2,093	—	(3,500)	4,430

Total current assets	(6,732)	28,476	(1,007)	(5,279)	15,458
Investment in subsidiaries	206,413	—	—	(206,413)	—
Fixed assets, net	11,273	198,050	1,500	—	210,823
Goodwill, net	—	44,927	604	—	45,531
Intangible assets, net	—	1,569	106	—	1,675
Deferred tax assets, net	20,866	(490)	(122)	—	20,254
Deferred membership costs	—	14,408	—	—	14,408
Other assets	5,038	1,063	—	—	6,101

Total assets	$236,858	$288,003	$1,081	$(211,692)	$314,250

Liabilities, Redeemable Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,178	$—	$—	$—	$5,178
Accounts payable	214	5,114	—	—	5,328
Accrued expenses and accrued interest	9,470	13,398	545	(1,779)	21,634
Deferred revenue	—	26,510	—	—	26,510

Total current liabilities	14,862	45,022	545	(1,779)	58,650
Long-term debt and capital lease obligations	155,765	3,500	—	(3,500)	155,765
Deferred lease liabilities	625	23,019	—	—	23,644
Deferred revenue	7	3,345	83	—	3,435
Other liabilities	373	7,157	—	—	7,530

Total liabilities	171,632	82,043	628	(5,279)	249,024

Redeemable Preferred Stock:
Redeemable senior preferred stock	62,125	—	—	—	62,125
Series A preferred stock	34,841	—	—	—	34,841

	96,966	—	—	—	96,966

Stockholders’ deficit:
Series B preferred stock	303	—	—	—	303
Common stockholders’ deficit	(32,336)	205,960	160	(206,120)	(32,336)
Accumulated other comprehensive income	293	—	293	(293)	293

Total stockholder’s deficit	(31,740)	205,960	453	(206,413)	(31,740)

Total liabilities, redeemable preferred stock and stockholder’s deficit:	$236,858	$288,003	$1,081	$(211,692)	$314,250

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

All figures in $’000
September 30, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,051	$53,687	$1,046	$—	$55,784
Accounts receivable, net	2,089	849	106	(2,042)	1,002
Inventory	—	760	27	—	787
Prepaid corporate income taxes	1,571	—	—	—	1,571
Intercompany receivable (payable)	16,632	(14,908)	(1,724)	—	—
Prepaid expenses and other current assets	6,585	2,731	—	(3,500)	5,816

Total current assets	27,928	43,119	(545)	(5,542)	64,960
Investment in subsidiaries	232,109	—	—	(232,109)	—
Fixed assets, net	12,125	201,574	1,399	—	215,098
Goodwill, net	—	44,907	756	—	45,663
Intangible assets, net	—	849	(13)	—	836
Deferred tax assets, net	18,794	(491)	(128)	—	18,175
Deferred membership costs	—	14,360	—	—	14,360
Other assets	9,389	978	—	—	10,367

Total assets	$300,345	$305,296	$1,469	$(237,651)	$369,459

Liabilities, Redeemable Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,198	$—	$—	$—	$4,198
Accounts payable	185	3,454	—	—	3,639
Accrued interest	11,253	2,053	—	(2,042)	11,264
Accrued expenses	5,994	14,867	445	—	21,306
Deferred revenue	—	28,068	—	—	28,068

Total current liabilities	21,630	48,442	445	(2,042)	68,475
Long-term debt and capital lease obligations	272,760	(10,172)	—	(3,500)	259,088
Deferred lease liabilities	579	24,786	—	—	25,365
Deferred revenue	(14)	3,496	87	—	3,569
Other liabilities	356	7,572	—	—	7,928

Total liabilities	295,311	74,124	532	(5,542)	364,425

Redeemable Preferred Stock:
Series A preferred stock	38,585	—	—	—	38,585

Stockholders’ deficit:
Series B preferred stock	9,636	—	—	—	9,636
Common stockholders’ deficit	(43,587)	231,172	537	(231,709)	(43,587)
Accumulated other comprehensive income	400	—	400	(400)	400

Total stockholder’s deficit	(33,551)	231,172	937	(232,109)	(33,551)

Total liabilities, redeemable preferred stock and stockholder’s deficit:	$300,345	$305,296	$1,469	$(237,651)	$369,459

TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

All figures in $’000
For the three months ended September 30, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$44	$83,319	$1,073	$—	$84,436
Fees and other	1,825	1,521	—	(1,011)	2,335

	$1,869	$84,840	$1,073	$(1,011)	$86,771

Operating expenses:
Payroll and related	5,553	26,666	428	—	32,647
Club operating	448	28,926	258	(871)	28,761
General and administrative	—	5,714	103	(140)	5,677
Depreciation and amortization	1,098	7,596	88	—	8,782

	$7,099	$68,902	$877	$(1,011)	$75,867

Operating income	(5,230)	15,938	196	—	10,904
Interest expense	6,672	88	—	—	6,760
Interest income	(179)	—	—	—	(179)

Income before provision for corporate income taxes	(11,723)	15,850	196	—	4,323
Provision for corporate income taxes	(5,919)	7,850	58	—	1,989

Income before Equity earnings	$(5,804)	$8,000	$138	$—	$2,334
Equity earnings from subsidiaries	8,138	—	—	(8,138)	—

Net Income	$2,334	$8,000	$138	$(8,138)	$2,334

TOWN SPORTS INTERNATIONAL, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

All figures in $’000
For the three months ended September 30, 2002
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$161	$79,086	$972	$—	$80,219
Fees and other	536	1,649	—	(1,092)	1,093

	697	80,735	972	(1,092)	81,312

Operating expenses:
Payroll and related	5,439	26,790	388	—	32,617
Club operating	102	26,793	245	(951)	26,189
General and administrative	(320)	5,369	87	(141)	4,995
Depreciation and amortization	759	6,910	83	—	7,752

	5,980	65,862	803	(1,092)	71,553

Operating income	(5,283)	14,873	169	—	9,759
Interest expense	4,109	91	—	(88)	4,112
Interest income	(126)	—	—	88	(38)

Income from continuing operations before provision for corporate income taxes	(9,266)	14,782	169	—	5,685
Provision for corporate income taxes	(4,648)	7,458	36	—	2,846

Income from continuing operations	(4,618)	7,324	133	—	2,839
Equity earnings from subsidiaries	7,457		—	(7,457)	—
Loss on discontinued operations, net of income tax benefit	(710)	(710)	—	710	(710)

Net Income	$2,129	$6,614	$133	$(6,747)	$2,129

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

All figures in $’000
For the nine months ended September 30, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$98	$250,707	$3,414	$—	$254,219
Fees and other	3,691	4,908	—	(3,088)	5,511

	3,789	255,615	3,414	(3,088)	259,730

Operating expenses:
Payroll and related	16,718	80,628	1,277	—	98,623
Club operating	(1,058)	85,048	793	(2,668)	82,115
General and administrative	(679)	16,717	299	(420)	15,917
Depreciation and amortization	2,862	22,404	269	—	25,535

	17,843	204,797	2,638	(3,088)	222,190

Operating income	(14,054)	50,818	776	—	37,540
Loss on extinguishment of debt	7,773	—	—	—	7,773
Interest expense	17,117	164	—	(175)	17,106
Interest income	(572)	—	—	175	(397)

Income before provision for corporate income taxes	(38,372)	50,654	776	—	13,058
Provision for corporate income taxes	(18,982)	24,782	204	—	6,004

Income from operations before equity earnings	(19,390)	25,872	572	—	7,054
Equity earnings from subsidiaries	26,444	—	—	(26,444)	—

Net income	$7,054	$25,872	$572	$(26,444)	$7,054

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

All figures in $’000
For the nine months ended September 30, 2002
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$207	$232,299	$2,752	$—	$235,258
Fees and other	1,294	4,642	—	(3,001)	2,935

	1,501	236,941	2,752	(3,001)	238,193

Operating expenses:
Payroll and related	16,179	79,310	1,090	—	96,579
Club operating	374	75,736	688	(2,580)	74,218
General and administrative	(755)	15,718	257	(421)	14,799
Depreciation and amortization	2,053	21,134	299	—	23,486

	17,851	191,898	2,334	(3,001)	209,082

Operating income	(16,350)	45,043	418	—	29,111
Interest expense	12,388	266	7	(263)	12,398
Interest income	(379)	—	—	263	(116)

Income from continuing operations before provision for corporate income taxes	(28,359)	44,777	411	—	16,829
Provision for corporate income taxes	(13,582)	21,550	92	—	8,060

Income from continuing operations	(14,777)	23,227	319	—	8,769
Equity earnings from subsidiaries	23,546	—	—	(23,546)	—
Loss on discontinued operations, net of income tax benefit of $48	(826)	(826)	—	826	(826)
Cumulative effect of a change in accounting principle, net of income tax benefit of $612	(689)	(689)	—	689	(689)

Net income	$7,254	$21,712	$319	$(22,031)	$7,254

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

All figures in $’000
For the nine months ended September 30, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$7,054	$25,872	$572	$(26,444)	$7,054

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,862	22,404	269	—	25,535
Compensation expense in connection with stock options	207	—	—	—	207
Noncash rental expense, net of noncash rental income	(62)	1,373	—	—	1,311
Loss on extinguishment of debt	7,773	—	—	—	7,773
Share of net income in affiliated companies	(592)	—	—	—	(592)
Amortization of debt issuance costs	1,300	—	—	—	1,300
Changes in operating assets and liabilities	10,840	3,604	(102)	—	14,342
Other (including equity earnings)	(26,431)	421	108	26,444	542

Total adjustments	(4,103)	27,802	275	26,444	50,418

Net cash provided by operating activities	2,951	53,674	847	—	57,472
Net cash used in investing activities	(3,713)	(24,480)	(168)	—	(28,361)
Net cash provided by financing activities	238	20,858	26	—	21,122

Net change in cash and cash equivalents	(524)	50,052	705	—	50,233
Cash and cash equivalents at beginning of period	1,575	3,635	341	—	5,551

Cash and cash equivalents at end of period	$1,051	$53,687	$1,046	$—	$55,784

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

All figures in $’000
For the nine months ended September 30, 2002
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$7,254	$21,712	$319	$(22,031)	$7,254

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,053	21,416	299	—	23,768
Goodwill impairment write-off and club closure costs	—	2,396	—	—	2,396
Compensation expense in connection with stock options	901	—	—	—	901
Noncash rental expense, net of noncash rental income	(45)	1,323	—	—	1,278
Share of net income in affiliated companies	(523)	—	—	—	(523)
Amortization of debt issuance costs	1,435	—	—	—	1,435
Change in operating assets and liabilities	778	6,020	103	—	6,901
Other (including equity earnings)	(22,061)	(3)	169	22,031	136

Total adjustments	(17,462)	31,152	571	22,031	36,292

Net cash provided by operating activities	(10,208)	52,864	890	—	43,546
Net cash used in investing activities	(2,516)	(28,067)	(335)	—	(30,918)
Net cash used in financing activities	12,591	(25,262)	(352)	—	(13,023)

Net decrease in cash and cash equivalents	(133)	(465)	203	—	(395)
Cash and cash equivalents at beginning of period	190	5,192	76	—	5,458

Cash and cash equivalents at end of period	$57	$4,727	$279	$—	$5,063

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 2003, we operated 129 clubs that collectively served approximately 353,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of September 30, 2003, approximately 50% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club (“NYSC”) brand name. We are the largest fitness club operator in Manhattan with 36 locations and operate a total of 86 clubs under the NYSC name within a defined radius of New York City. We operate 19 clubs in the Boston region and 15 clubs in the Washington, DC region under our Boston Sports Club (“BSC”) and Washington Sports Club (“WSC”) brand names, respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club (“PSC”) brand name. In addition we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

     Our operating and selling expenses are comprised of both fixed and variable costs. The fixed costs include salary expense, rent, utilities, janitorial expenses and depreciation. Variable costs are primarily related to sales commissions, personal training fees, advertising and supplies. As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve.

Historical Club Growth

     The following table sets forth our club growth during each of the quarters in 2002 and the first three quarters of 2003.

	2002					2003

	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3

Clubs at beginning of period	119	126	127	128	119	129	129	129
Greenfield clubs(a)	6	1	1	—	8	—	—	3
Acquired clubs	1	—	—	3	4	—	—	—
Sold, closed or relocated clubs	—	—	—	(2)	(2)	—	—	(3)

Clubs at end of period(b)	126	127	128	129	129	129	129	129

Number of partly-owned clubs included at the end of the period(c)	2	2	2	2	2	2	2	2

(a)	A “Greenfield club” is a new location constructed by us.

(b)	As described in the September 11, 2001 Events discussion, a single club was closed from September 2001 through August 2002 due to its proximity to the World Trade Center. This club is included in the total clubs at end of period for all periods presented.

(c)	We include in the club count wholly and partly-owned clubs. In addition to the above count, as of the periods presented we managed two additional clubs, in which we did not have an equity stake.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Payroll and related	40.1	37.7	40.5	38.0
Club operating	32.3	33.1	31.2	31.6
General and administrative	6.1	6.5	6.2	6.1
Depreciation and amortization	9.5	10.1	9.9	9.8

Operating income	12.0	12.6	12.2	14.5
Loss on extinguishment of debt	—	—	—	3.0
Interest expense	5.1	7.8	5.2	6.6
Interest income	—	(0.2)	—	(0.1)

Income from continuing operations before provision for corporate income taxes	7.0	5.0	7.0	5.0
Provision for corporate income taxes	3.5	2.3	3.3	2.3

Income from continuing operations	3.5	2.7	3.7	2.7
Loss on discontinued operations, net of income tax benefit	0.9	—	(0.3)	—
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.3)	—

Net income	2.6	2.7	3.1	2.7
Accreted dividend on preferred stock	(3.6)	(1.9)	(3.6)	(3.6)

Net income attributable to common stockholders	(1.0)%	(0. 8)%	(0.5)%	(0. 9)%

  Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenues. Revenues increased approximately $5.5 million, or 6.7%, to $86.8 million during the quarter ended September 30, 2003 from $81.3 million in the quarter ended September 30, 2002. This increase resulted from the seven clubs opened or acquired during the last quarter of 2001 (approximately $921,000), and eleven opened or acquired during 2002 (approximately $3.4 million). Increases in revenues at three clubs opened during the third quarter of 2003 were offset by decreases in revenues at the three clubs relocated in the quarter. Revenues decreased during the quarter by approximately $339,000 or 0.5% at the Company’s mature clubs (clubs owned and operated for at least 24 months). Revenue also increased $1.3 million due to on-account business interruption insurance payments received in 2003 when compared to the same period in 2002.

     Operating Expenses. Operating expenses increased $4.3 million, or 6.0%, to $75.9 million in the quarter ended September 30, 2003, from $71.6 million in the quarter ended September 30, 2002. The increase was primarily due to a 3.4% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 385 in the quarter ended September 30, 2003 from 372 in the quarter ended September 30, 2002, in addition to the following factors:

Payroll and related totaled $32.6 million in the quarters ended September 30, 2002 and 2003. A $320,000 or 1.0% increase in payroll and related was offset by a decrease in non-cash compensation expense. Non-cash compensation expense decreased $290,000 from the quarter ended September 30, 2002 when compared to the quarter ended September 30, 2003. The non-cash compensation expense incurred during the 2002 period principally related to outstanding Series B stock options, and such stock options were exercised during the first quarter of 2003.

Club operating increased by $2.6 million, or 9.8%, to $28.8 million in the quarter ended September 30, 2003, from $26.2 million in the quarter ended September 30, 2002. This increase is primarily attributable to the acquisition or opening of eleven clubs in 2002.

General and administrative increased by $682,000 or 13.6% to $5.7 million in the quarter ended September 30, 2003. This increase is primarily due to increased information technology and related costs as well as increases in liability insurance.

Depreciation and amortization increased by $1.0 million, or 13.3% to $8.8 million in the quarter ended September 30, 2003, from $7.8 million in the quarter ended September 30, 2002. This increase is principally due to a full period of depreciation and amortization for fixed asset additions, acquisitions or club openings in 2002.

     Interest Expense. Interest expense increased $2.6 million to $6.8 million during the quarter ended September 30, 2003, from $4.1 million in the quarter ended September 30, 2002. Interest expense increased $3.1 million due to the increase in Senior Notes outstanding from $125.0 million to $255.0 million. This increase was partially offset by decreases in interest on credit line and subordinated credit borrowings, which were outstanding in 2002 but repaid on April 16, 2003 in connection with the refinancing.

     Interest Income. Interest income increased $141,000 to $179,000 during the quarter ended September 30, 2003 from $38,000 in the quarter ended September 30, 2002. This increase is due to an increase in cash and cash equivalents on hand. Cash and cash equivalents on hand increased from $5.1 million in September 2002 to $55.8 million in September 2003 subsequent to the April 2003 refinancing.

     Provision (benefit) for Income Tax. The income tax provision for the quarter ended September 30, 2003 was $2.0 million compared with $2.8 million for the same period in 2002.

     Loss on Discontinued Operations. In the fourth quarter of 2002, we closed two remote underperforming, wholly-owned clubs. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the consolidated statement of operations and prior periods have been reclassified in accordance with the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The net loss related to these two clubs was $710,000 for the quarter ended September 30, 2002. Revenues and pre-tax losses for these discontinued clubs were $459,000 and $1.2 million respectively in the third quarter ended September 30, 2002. Included in the pre-tax losses are $1.1 million of fixed asset write-offs related to these club closures.

     Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock decreased $1.3 million to $1.6 million during the quarter ended September 30, 2003, from $3.0 million in the quarter ended September 30, 2002. This decrease is principally due to the redeemable senior preferred stock redemption as part of the April 16, 2003 refinancing transactions.

  Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Revenues. Revenues increased approximately $21.5 million, or 9.0%, to $259.7 million for the nine months ended September 30, 2003 from $238.2 for the nine months ended September 30, 2002. This increase resulted from the seven clubs opened or acquired during the last quarter of 2001 (approximately $3.4 million), twelve opened or acquired during 2002 (approximately $14.1 million). The three clubs that opened during the third quarter of 2003 contributed revenue of $291,000 while revenue at the three clubs relocated during the quarter decreased $718,000. In addition, revenues increased during the period by approximately $2.1 million or 0.9% at the Company’s mature clubs (clubs owned and operated for at least 24 months). Revenue also increased $2.4 million due to on-account business interruption insurance payments received in 2003 when compared to the same period in 2002.

     Operating Expenses. Operating expenses increased $13.1 million, or 6.3%, to $222.2 million for the nine months ended September 30, 2003, from $209.1 million for the nine months ended September 30, 2002. This increase was primarily due to a 4.2% increase in total months of club operations (the aggregate number of full months of operation during a given period for the clubs open at the end of such period) to 1,147 for the nine months ended September 30, 2003 from 1,100 for the nine months ended September 30, 2002, in addition to the following factors:

Payroll and related increased by $2.0 million, or 2.1% to $98.6 million for the nine months ended September 30, 2003, from $96.6 million for the nine months ended September 30, 2002. This increase was partially offset by a $694,000 decrease in non-cash compensation expense. The non-cash compensation expense incurred during the 2002 period principally related to outstanding Series B stock options, and such options were exercised during the first quarter of 2003.

Club operating increased by $7.9 million or 10.6% to $82.1 million for the nine months ended September 30, 2003, from $74.2 million for the nine months ended September 30, 2002. This increase was primarily attributable to the opening or acquisition of twelve clubs in 2002.

General and administrative increased by $1.1 million, or 7.6% to $15.9 million for the nine months ended September 30, 2003 from $14.8 million for the nine months ended September 30, 2002. This increase is due to increased information technology and related costs as well as increases in liability insurance.

Depreciation and amortization increased by $2.0 million, or 8.7% to $25.5 million for the nine months ended September 30, 2003, from $23.5 million for the nine months ended September 30, 2002. This increase is principally due to a full period of depreciation and amortization for fixed asset additions, acquisitions or club openings in 2002.

     Loss on extinguishment of debt. The $7.8 million loss on extinguishment of debt is a result of the refinancing of our debt on April 16, 2003. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a $3.0 million call premium, and incurred $1.0 million of additional interest on the 9 3/4% Notes representing interest incurred during the 30 day redemption notification period.

     Interest Expense. Interest expense increased $4.7 million to $17.1 million for the nine months ended September 30, 2003, from $12.4 million for the nine months ended September 30, 2002. Interest increased $4.7 million due to the increase in Senior Notes outstanding from $125.0 million to $255.0 million. This increase was partially offset by decreases in interest on credit line and subordinated credit borrowings, which were repaid on April 16, 2003 in connection with the refinancing.

     Interest Income. Interest income increased $281,000 to $397,000 for the nine months ended September 30, 2003 from $116,000 for the nine months ended September 30, 2002. This increase is due to an increase in cash and cash equivalents during the nine months ended September 30, 2003 subsequent to the April 2003 refinancing, when compared to 2002.

     Provision for Income Tax. The income tax provision for the nine months ended September 30, 2003 was $6.0 million compared to $8.1 million for the nine months ended September 30, 2002.

     Loss on Discontinued Operations. In the fourth quarter of 2002, we closed two remote underperforming, wholly-owned clubs. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the consolidated statement of operations and prior periods have been reclassified in accordance with the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The net loss related to these two clubs was $826,000 for the nine months ended September 30, 2002. Revenues and pre-tax losses for these discontinued clubs were $1.3 million and $1.4 million respectively for the nine months ended September 30, 2002. Included in the pre-tax losses are $1.1 million of fixed asset write-offs related to these club closures.

     Cumulative Effect of Change in Accounting Principle. In connection with the January 2002 implementation of SFAS 142 we recorded a goodwill write-off of $1.3 million. A deferred tax benefit of $612,000 was recorded in connection with this goodwill write-off resulting in a net cumulative effect of change in Accounting Principle of $689,000 during the nine months ended September 30, 2002.

     Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock increased $717,000 to $9.3 million during the nine months ended September 30, 2003, from $8.6 million in the nine months ended September 30, 2002. This increase is principally due to the acceleration of the accretion to liquidation value of the redeemable senior preferred stock in connection with its redemption as part of the April 16, 2003 refinancing transactions.

Liquidity and Capital Resources

     Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain existing clubs.

     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2003 was $57.4 million compared to $43.5 million for the nine months ended September 30, 2002. Cash flows from operations have improved with our increase in operating income, and in addition, because of the favorable impact of management’s exercise of stock options in 2003, which provided us with a current tax deduction of approximately $8.6 million.

     Investing Activities. We invested $29.1 million in capital expenditures during the nine months ended September 30, 2003. We currently estimate total capital expenditure and asset acquisition requirements for the fourth quarter of 2003 to approximate $16.6 million, which includes $7.3 million to renovate and expand certain existing clubs, $2.5 million to equip and maintain certain existing clubs, $6.4 million to commence or complete the construction of new clubs and $400,000 to further upgrade our management information systems.

     Financing Activities. On April 16, 2003 we successfully completed a refinancing of our debt. This refinancing included an offering of $255.0 million of 9 5/8% Senior Notes (“Notes”) that will mature April 15, 2011, and the entering into of a new $50.0 million senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15, and October 15. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a call premium of $3.0 million and incurred $1.0 million of interest on the 9 ¾% Notes representing the interest incurred during the 30 day redemption notification period. The uses of proceeds from the Note offering were as follows:

($000’s)

Redemption of existing 9 ¾% Senior Notes, principal and interest	$126,049
Call premium on existing 9 ¾% Senior Notes	3,048
Redemption of senior preferred stock, at liquidation value	66,977
Repayment of line of credit principal borrowings and interest	4,013
Repayment of subordinated credit principal borrowings and interest	9,060
Underwriting fees and other closing costs	9,597
Available for general corporate purposes	36,256

Total use of funds	$255,000

     Management believes that the Company has sufficient funds to finance the Company’s current operating and growth plans through the end of 2004 and for the foreseeable future.

     We currently have a substantial amount of debt. As of September 30, 2003, our total consolidated debt is $263.3 million. Our substantial debt could have significant consequences, including:

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

     Contractual and Commercial Commitments Summary. The aggregate long-term debt, capital lease and operating lease obligations as of September 30, 2003 are as follows:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years

Long-term debt (1)	$259,992	$1,350	$1,777	$954	$255,911
Capital lease obligations (2)	3,294	2,847	447	—	—
Operating lease obligations (3)	595,680	50,298	100,572	94,497	350,313
Redeemable preferred stock (4)	38,585	—	—	—	38,585

Total contractual cash obligations	$897,551	$54,495	$102,796	$95,451	$644,809

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

     (4) The redeemable preferred stock is not redeemable on a specific date, but rather at our option or possibly upon sale of the company. For purposes of this schedule we consider this to be redeemable after five years.

Recent Accounting Pronouncements

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of September 30, 2003 the Company does not have financial instruments within the scope of this pronouncement.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No.46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on October 1, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material effect on the consolidated financial statements.

Forward-Looking Statements

     Certain statements in this report on Form 10-Q of the Company for the three and nine month period ended September 30, 2003 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to maintain current operating margins and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

     (a)  The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chairman, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the report that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms. The Company continuously considers opportunities to enhance controls and procedures. In the second quarter of 2003 the Company began the rollout of a new point-of-sale club management system. This system provides for operating and accounting efficiencies and enhances the Company’s ability to bill members electronically as well as monitor usage and revenue at the member level. The Company expects this rollout to be substantially complete in the fourth quarter of 2003.

     (b)  There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

No reports on Form 8-K were filed during the third quarter of 2003

SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL, INC. (Registrant)

DATE: November 4, 2003	By: /s/ RICHARD PYLE
Richard Pyle
Chief Financial Officer, Office of the President
(principal financial, accounting officer)

DATE: November 4, 2003	By: /s/ ROBERT GIARDINA
Robert Giardina
Chief Executive Officer
(principal executive officer)