Form 10-K
period 2003-12-31
TOWN SPORTS INTERNATIONAL INC
filed 2004-03-17
CIK 1029787

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

      As of June 30, 2003, there were 1,176,043 shares of Class A Common Stock of the Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain exhibits filed with the Registrant’s Registration Statements on Form S-1 and Forms S-4 (File Nos. 333-61439, 333-40907 and 333-82607, as amended) are incorporated by reference into Part IV of this Report on Form 10-K.

i

TOWN SPORTS INTERNATIONAL, INC.

PART I

Item 1.     Business

General

      Town Sports International, Inc. and its subsidiaries (as used herein, the “Company”, “Town Sports”, “we”, “us” and “our”) is one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2003, we owned and operated 127 fitness clubs and partly owned and operated two fitness clubs. These 129 clubs collectively served approximately 342,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target members’ areas of both employment and residence. Our target member is college-educated, typically between the ages of 21 and 50 and earns an annual income between $50,000 and $150,000.

      Our goal is to develop the premier health club network in each of the major metropolitan regions we serve. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. When entering new regions, we develop clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 2003, approximately 52% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

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

      We sell month-to-month membership payment plans that are generally cancelable by our members at any time with 30 days notice. Effective October, 2003 we also began to sell one and two year commit memberships at a discount to the month-to-month non-commit membership plan. The one year commit membership is typically the same monthly rate, which is paid monthly as the month-to-month plan but with a discounted initiation fee, and the two year commit memberships are typically at a 10% discount to the month-to-month plan also with a discounted initiation fee. As of December 31, 2003, approximately 81% of our members had a month-to-month non-commit membership plan. We believe members prefer to have the choice to commit for a year or two at a discount to the month-to-month plan or to have the flexibility of the month-to-month non-commit plan.

      We have experienced significant growth over the past several years through a combination of (i) acquiring existing, privately owned, single and multi-club businesses, and (ii) developing and opening “greenfield” club locations (a greenfield club is a new location we have constructed). From January 1, 1999, to December 31, 2003, we acquired 21 existing clubs, opened 46 greenfield clubs, relocated five clubs, sold one club, and closed one club to increase our total clubs under operation from 69 to 129. We currently plan to open twelve more clubs prior to December 31, 2004. We have achieved revenue growth over the five year period ended December 31, 2003 at a compound annual rate of approximately 21.3% from $158.2 million for the year ended December 31, 1999 to $342.5 million for the year ended December 31, 2003. This growth has been driven not only by the addition of acquired and greenfield club locations, but also through mature club revenue growth, which has ranged from 1.6% to 18.6% for the five year period ended December 31, 2003 and averaged 10.5% over that period. Such growth was 1.6% for the year ended December 31, 2003. Mature club, defined as those clubs that we operated for more than 24 months, revenue growth has enabled us to increase revenue per weighted average club over the five year period ended December 31, 2003. Revenue per weighted average club (as defined in Selected Financial Data) has risen from $2.1 million for the year ended December 31, 1999 to $2.7 million for the year ended December 31, 2003. Based on our historical experience, a new club tends to achieve significant increases in revenues during its first three years of operation as it matures. Because clubs experience little incremental cost associated with such revenue increases, we realize a greater proportionate increase in profitability. This operating leverage has allowed us to achieve consistent increases in cash flows from operations over the five year period ended December 31, 2003. Cash flows from operations improved from $29.5 million in 1999 to $58.3 million for the year ended December 31, 2003. Net income improved from $49,000 in 1999 to $7.4 million for the year ended December 31, 2003.

      Over our 30-year history, we have developed and refined a model club format that allows us to cost effectively construct and efficiently operate our fitness clubs. Our urban model club ranges in size from approximately 15,000 to 25,000 square feet and averages approximately 20,000 square feet and our suburban clubs vary in size from 15,000 square feet to 75,000 square feet, with one club being 200,000 square feet. Excluding this single large club, our average suburban club is 25,000 square feet. Clubs typically have an open space to accommodate cardiovascular and strength-training exercise, as well as special purpose rooms to accommodate group fitness class instruction and other exercise programs as well as massage. Locker rooms generally include a sauna and steam room. We seek to provide a broad array of high quality exercise programs and equipment that is both popular and effective, while reinforcing the quality exercise experience we strive to make available to our members. We strive to establish at least one flagship club that has amenities such as swimming pools or racquet and basketball courts in each of our key target areas.

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

      We possess an experienced management team, four of the top five executives of which have been working together at the Company since 1990. We believe that we have the depth, experience and motivation to manage our internal and external growth, and that we have put in place the infrastructure and systems to manage effectively our planned expansion. We believe that the presence of such infrastructure will enable us over time to leverage certain fixed cost aspects of corporate overhead to realize increased operating margins as we continue to expand our club base. This operating leverage has already helped us to increase operating income as a percent of revenue increased to 12.8% for the year ended December 31, 2003 compared to 6.9% in 1999.

Industry Overview

      Demographic trends have helped fuel the growth experienced by the fitness industry over the past decade. The industry has benefited from the aging of the “baby boomer” generation (ages 39 to 57) and the coming of age of their offspring, the “echo boomers” (ages eight to 26). In 2001, Americans over the age of fifty-five account for 6.9 million members, up nearly fourfold since 1993. Government-sponsored reports, such as the Surgeon General’s Report on Physical Activity & Health (1996) and the Call to Action to Prevent and Decrease Overweight and Obesity (2002) have helped to increase the general awareness of the benefits of physical exercise to these demographic segments over those of prior generations. Membership penetration (defined as club members as a percentage of the total U.S. population over the age of six) has increased significantly from 7.4% in 1990 to 13.5% in 2001.

Fitness Club Revenues(1)

(in $ billions)

(1)	Industry revenues for 1991 and 1992 are not available.

U.S. Fitness Clubs Membership

(in millions)

      Total U.S. fitness club industry revenues increased at a compound annual growth rate of 8.1% from $6.5 billion in 1993 to $13.1 billion in 2002, while the total number of clubs increased at a compound annual growth rate of 4.7%, from 12,146 in 1991 to 20,207 in 2002. Growth in club memberships outpaced club growth during this period, increasing at a compound annual growth rate of 5.1% from 20.9 million in 1991 to 36.3 million in 2002.

      Notwithstanding these longstanding growth trends, the fitness club industry continues to be highly fragmented. Less than 10% of clubs in the United States are owned and operated by companies that own more than 25 clubs, and the two largest fitness club operators each generate less than 8% of total fitness club revenues.

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

      We believe the industry can be segregated into three tiers based upon price, service and quality: (i) an upper tier consisting of clubs with monthly membership dues averaging in excess of $95.00 per month; (ii) a middle tier consisting of clubs with monthly membership dues averaging between $45.00 and $95.00 per month; and (iii) a lower tier consisting of clubs with monthly membership dues averaging less than $45.00 per month. We compete in the middle tier in terms of pricing and because of our wide array of programs and services coupled with our commitment to customer service and our convenience to work and home we are positioned toward the upper end of this tier. Based upon the quality and service we provide to our members, we believe that we provide an attractive value to our members at the monthly membership dues we charge.

Marketing

      Our marketing campaign, which has become a large driver of the brand, is directed by our in-house media department which is headed by the Chief Executive Officer and the newly appointed V.P. of Marketing. This team develops advertising strategies to convey each of the our regionally branded networks as the premier network of fitness clubs in that region. Our media team’s goal is to achieve broad awareness of our regional brand names primarily through radio, television, newspaper, billboard, and direct mail advertising. We believe that clustering clubs creates economies in our marketing and advertising strategy that increase the efficiency and effectiveness of these campaigns.

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

Sales

      Sales of new memberships are generally handled at the club level. We employ approximately 465 “in-club” membership consultants who are responsible for new membership sales. Each club generally has two or three full-time and one part-time membership consultants. These consultants report both to our area sales managers, who in turn report to our Vice President Sales. Membership consultants’ compensation consists of a base salary plus commission. Sales commissions range from $45 to $70 per new member enrolled. We provide additional incentive-based compensation in the form of bonuses contingent upon individual, club and Company-wide enrollment goals. Membership consultants must successfully complete a three-month, in-house training program through which they learn our sales strategy. In making a sales presentation, membership consultants emphasize: (i) the proximity of our clubs to concentrated commercial and residential areas convenient to where target members live and work; (ii) for non-commit membership plans, the lack of a long-term obligation on the part of the enrollee; (iii) the price value relationship of a Town Sports membership; and (iv) access to value-added services. We believe that providing employees with opportunities for career advancement is essential to our ability to attract and retain qualified sales personnel. We also employ seven full-time corporate sales managers whose responsibility is to solicit group memberships through senior level corporate contacts.

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

The Passport Membership, priced from $45 to $92 per month, is our higher priced membership and entitles members to use any Town Sports club at any time. This membership is held by approximately

52% of our members. In addition, we have introduced a Passport Premium membership for a select club, that includes more member services, at a price greater than $100 per month.

The Gold Membership, priced from $39 to $84 per month based on the market area of enrollment, enables members to use a specific club, or a group of specific clubs, at any time and any Town Sports club during off-peak times. This membership is held by over 47% of our members.

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

      In joining a club, a new member signs a membership agreement which obligates the member to pay a one-time initiation fee and monthly dues on an ongoing basis. Monthly Electronic Funds Transfer “EFT” of individual membership dues averaged approximately $70 per month for the year ended December 31, 2003. During that same period, initiation fees averaged $74 for EFT members. We collect 92.8% of all monthly membership dues through EFT and EFT revenue constituted over 73% of consolidated revenue for the year ended December 31, 2003. Substantially all other membership dues are paid in advance. Based upon a study of the membership base at our clubs open over 24 months, the average length of our memberships is approximately 24 months. Our membership agreements call for monthly dues to be collected by EFT based on credit card or bank account debit authorization contained in the agreement. We believe that our EFT program of monthly dues collection provides a predictable and stable cash flow for us, eliminates the traditional accounts receivable function, and minimizes bad-debt write-offs while providing a significant competitive advantage in terms of the sales process, dues collection, and working capital management. In addition, it enables us to increase our dues in an efficient and consistent manner which we typically do annually by between 1% and 3%, in line with cost of living increases. During the first week of each month, we receive the EFT dues for that month initiated by a third party EFT processor. Discrepancies and insufficient funds incidents are researched and resolved by our in-house staff. For the year ended December 31, 2003, we experienced an average of uncollected EFT dues of 1.3%.

      Our total monthly EFT revenue has increased by $10.1 million or 88.6% from $11.4 million in December, 1999 to $21.5 million in December, 2003. While we strongly encourage monthly EFT memberships, approximately 7% of our members (often corporate group members) purchase paid-in-full memberships for a one year term.

Ancillary Revenue

      Over the past five years we have expanded the level of ancillary services provided to our members. Ancillary revenue has increased by $28.7 million from $17.3 million in 1999 to $46.0 million in 2003. Increases in personal training revenue in particular have contributed to $18.9 million of the increase in ancillary revenue from 1999 to 2003. In addition the Company has added Sports Club for Kids and Group Exclusives (both additional fee for service programs) at selected clubs. Ancillary revenue as a percentage of total revenue has increased from 10.9% for the year ended December 31, 1999 to 13.4% for the year ended

December 31, 2003. Personal training revenue as a percentage of sales increased from 7.7% of revenue in 1999 to 9.1% of revenue in 2003.

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

      Approximately half of the clubs we operate are urban clubs while half are suburban. Our urban clubs generally range in size from 15,000 to 25,000 square feet and average approximately 20,000 square feet. Our suburban clubs vary in size from 15,000 square feet to 75,000 square feet, with one club being 200,000 square feet. Excluding this single large club, the average suburban club is 25,000 square feet. Membership for each club generally ranges from 2,000 to 4,500 members at maturity. Although club members represent a cross-section of the population in a given geographic market, our target member is college educated, between the ages of 21 and 50 and has an annual income of between $50,000 and $150,000.

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

      We have completed the launch of our Xpressline strength workout. Xpressline is a trainer-supervised, eight-station total-body circuit workout designed to accommodate all fitness levels. This service is a free service provided to our members. We have also introduced FitMap, which is a visual tool that provides our members with guidance on how to use our equipment through safe progressions of difficulty.

      We have over 5,000 Sportsclub Network personal entertainment units installed in our clubs. The units are typically mounted on cardiovascular equipment and are equipped with a color screen for television viewing, a compact disk player and most models have audio cassette players. The Sportsclub Network also broadcasts our own personalized music video channel that provides us with a direct means of advertising products and services to our membership base.

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

      Corporate departments are responsible for each area of club services, such as exercise group programs, fitness programming, personal training, facility and equipment maintenance, housekeeping and laundry. This centralization allows local general managers at each club to focus on customer service, club staffing and providing a high quality exercise experience. General managers are responsible for the day-to-day manage-

ment of each club, and directly report to district managers, who liaise with senior operations management and other corporate staff ensuring consistent service at all locations.

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

      Group Fitness. Our commitment to providing a quality workout experience to our members extends to the employment of program instructors, who teach aerobics, cycling, strength conditioning, boxing, yoga, pilates and step aerobics classes, among others. Our clustering strategy enables us to staff program instructors and professional personal trainers at more than one club. As a result, we can vary a given club’s instructors, while providing instructors sufficient classes to effectively and economically treat these instructors as full-time employees. All program instructors report to a centralized management structure, headed by the Vice President of Programs and Services whose department is responsible for overseeing auditions and providing in-house training to keep instructors current in the latest training techniques and program offerings. We also provide Group Exclusive offerings to our members, which are for-fee based programs that have smaller groups and provide more focused, and typically more advanced training classes. Some examples of these offerings include: Pilates, boxing camps, and cycling.

      Sports Clubs for Kids. During 2000, we began offering programs for children under the Sports Club for Kids (“SCFK”) brand. As of December 2003, SCFK was operating in 15 locations throughout our NYSC, BSC, and PSC regions. In addition to extending fitness offerings to a market not previously served by us, we expect that SCFK programming will help position our suburban clubs as family clubs, which should provide us with a competitive advantage. Depending upon the facilities available at a location, Sports Clubs for Kids programming can include traditional youth offerings such as day camps, sports camps, swim lessons, hockey and soccer leagues, gymnastics, dance, martial arts and birthday parties. It also can include innovative and proprietary programming such as Kidspin Theater, a multi-media cycling experience, and non-competitive “learn-to-play” sports programs. In selected locations we also offer laser tag.

      Employee Compensation and Benefits. We provide performance-based incentives to our management. Senior management compensation, for example, is tied to our overall performance. Departmental directors, district managers and general managers have bonuses tied to financial and member retention targets for a particular club or group of clubs. We offer our employees various benefits including; health, dental, disability, insurance, pre-tax healthcare and dependent care accounts, and a 401(k) plan. We believe the availability of employee benefits provides us with a strategic advantage in attracting and retaining quality managers, program instructors and professional personal trainers and that this strategic advantage in turn translates into a more consistent and higher quality workout experience for those members who utilize such services.

Proprietary Centralized Information Systems

      We are utilizing a proprietary system developed internally to track and analyze sales, leads, and membership statistics, the frequency of member workouts, multi-club utilization, value-added services and demographic profiles by member, which enables us to develop targeted direct marketing programs and to modify our broadcast and print advertising to improve consumer response. This system also assists us in evaluating staffing needs and program offerings. In addition, we rely on certain data gathered through our information systems to assist in the identification of new markets for clubs and site selection within those markets.

Information System Developments

      We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. After developing an information technology strategy to support the business strategy, we developed a comprehensive multi-year plan to replace or upgrade key systems.

      During 2001, we implemented a new time capture system that integrates with our payroll processing system. This system integrates with the new club management system to fully automate the various compensation plans for all employees. In addition, during 2002, we implemented a new budgeting and forecasting product that was expanded in 2003 for data warehousing capabilities which will enable enhanced managerial and analytical reporting. We implemented application and telephone systems to manage our internal customer service center which supports information technology, facilities, equipment and Sportsclub Network service call requests for all locations. Numerous infrastructure changes were implemented to accommodate our growth, to provide network redundancy, efficiencies in operations, and to improve management of all components of the technical architecture.

      In 2003 we implemented a new fully integrated club management system. This system incorporates contemporary browser-based technology and open architecture to allow for scalability to support our projected growth and diversification of services. This system provides enhanced or new functionality for member services, contract management, electronic billing, point of sale, scheduling resources, and reservations.

      Our website will be expanded in 2004 to incorporate e-business functionality such as sales of products, services and memberships. We have built an intranet to provide the portal for the newly implemented browser-based application. Development of intranet features to support corporate communications, human resources programs, and training is ongoing.

      In 2004, we will also implement an updated Disaster Recovery plan that will include a designated “hot site”, recovery procedures, data restoration testing, and training of personnel.

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

      The Strategic Plan was updated in 2003 with new Strategic Initiatives in several areas. Senior Management continues to support the Strategic Planning process and believes that accomplishing our strategic objectives will cause us to attain the five-year performance targets outlined in the 2003 Plan.

Intellectual Property

      We have registered, various trademarks and service marks with the U.S. Patent and Trademark Office, including New York Sports Clubs, Washington Sports Clubs, Boston Sports Clubs, Philadelphia Sports Clubs, TSI, and Town Sports International, Inc. We continue to register other trademarks and service marks as they are created.

Competition

      The fitness club industry is highly competitive and continues to become more competitive as the number of health clubs in the U.S. has increased from 12,146 in 1991 to 20,207 in 2002. We compete with other fitness clubs, physical fitness and recreational facilities established by local governments and hospitals and by businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete with other entertainment and retail businesses for the discretionary income of our target markets. There can be no assurance that we will be able to compete effectively in the future in the markets in which we operate. Competitors, which may include companies which are larger and have greater resources than we have, may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates, and real estate availability thereby increasing costs associated with expansion through both acquisitions, and greenfields.

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

Employees

      At December 31, 2003, the Company had approximately 7,200 employees, of which approximately 2,750 were employed full-time. Approximately 325 employees were corporate personnel working in the Manhattan, Boston or Washington, DC offices. We are not a party to any collective bargaining agreement with our employees. We have never experienced any significant labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and consider our relations with our employees to be good. We believe that we offer employee benefits (including health, dental, disability insurance, pre-tax healthcare and dependent care accounts, and a 401(k) plan) which are superior to those generally offered by our competitors.

Government Regulation

      Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our advertising, sales and other trade practices.

      Statutes and regulations affecting the fitness industry have been enacted in states in which we conduct business; many other states into which we may expand have adopted or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may establish maximum prices for membership contracts and limitations on the term of contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements, and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

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

FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on our Form 10-K for the year ended December 31, 2003 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside of our control, including the level of market demand for our services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by us. The information contained herein represents our best judgement as of the date hereof based on information currently available; however, we do not intend to update this information except as required by law, to reflect development or information obtained after the date hereof and disclaim any legal obligation to the contrary.

Item 2.	Properties

      The following table provides information regarding our club locations:

Date Opened or Management
Location	Address	Assumed

New York Sports Clubs:
1. Manhattan	151 East 86th Street	January, 1977
2. Manhattan	61 West 62nd Street	July, 1983
3. Manhattan	614 Second Avenue	July, 1986
4. Manhattan	151 Reade Street	January, 1990
5. Manhattan	1601 Broadway	September, 1991
6. Manhattan	50 West 34th Street	August, 1992
7. Manhattan	349 East 76th Street	April, 1994
8. Manhattan	248 West 80th Street	May, 1994
9. Manhattan	502 Park Avenue	February, 1995
10. Manhattan	117 Seventh Avenue South	March, 1995
11. Manhattan	303 Park Avenue South	December, 1995
12. Manhattan	30 Wall Street	May, 1996
13. Manhattan	1635 Third Avenue	October, 1996
14. Manhattan	575 Lexington Avenue	November, 1996
15. Manhattan	278 Eighth Avenue	December, 1996
16. Manhattan	200 Madison Avenue	February, 1997
17. Manhattan	131 East 31st Street	February, 1997
18. Manhattan	2162 Broadway	November, 1997
19. Manhattan	633 Third Avenue	April, 1998
20. Manhattan	1657 Broadway	July, 1998
21. Manhattan	217 Broadway	March, 1999
22. Manhattan	23 West 73rd Street	April, 1999
23. Manhattan	34 West 14th Street	July, 1999
24. Manhattan	503-511 Broadway	July, 1999
25. Manhattan	1372 Broadway	October, 1999
26. Manhattan	300 West 125th Street	May, 2000
27. Manhattan	102 North End Avenue	May, 2000
28. Manhattan	14 West 44th Street	August, 2000
29. Manhattan	128 Eighth Avenue	December, 2000
30. Manhattan	2521-23 Broadway	August, 2001
31. Manhattan	3 Park Avenue	August, 2001
32. Manhattan	19 Irving Place	November, 2001

Date Opened or Management
Location	Address	Assumed

33. Manhattan	160 Water Street	November, 2001
34. Manhattan	230 West 41st Street	November, 2001
35. Manhattan	1221 Avenue of the Americas	January, 2002
36. Manhattan	200 Park Avenue	December, 2002
37. Brooklyn, NY	110 Boerum Place	October, 1985
38. Brooklyn, NY	1736 Shore Parkway	June, 1998
39. Brooklyn, NY	179 Remsen Street	May, 2001
40. Brooklyn, NY	453 Fifth Avenue	August, 2003
41. Queens, NY	69-33 Austin Street	April, 1997
42. Queens, NY	153-67 A Cross Island Parkway	June, 1998
43. Queens, NY	2856-2861 Steinway Street	February, 2004
44. Staten Island, NY	300 West Service Road	June, 1998
45. Scarsdale, NY	696 White Plains Road	October, 1995
46. Mamaroneck, NY	124 Palmer Avenue	January, 1997
47. White Plains, NY	1 North Broadway	September, 1997
48. Croton-on-Hudson, NY	420 South Riverside Drive	January, 1998
49. Larchmont, NY	15 Madison Avenue	December, 1998
50. Nanuet, NY	58 Demarest Mill Road	May, 1998
51. Great Neck, NY	15 Barstow Road	July, 1989
52. East Meadow, NY	625 Merrick Avenue	January, 1999
53. Commack, NY	6136 Jericho Turnpike	January, 1999
54. Oceanside, NY	2909 Lincoln Avenue	May, 1999
55. Long Beach, NY	265 East Park Avenue	July, 1999
56. Garden City, NY	833 Franklin Avenue	May, 2000
57. Huntington, NY	350 New York Avenue	February, 2001
58. Syosset, NY	49 Ira Road	March, 2001
59. West Nyack, NY	3656 Palisades Center Drive	February, 2002
60. Woodmere, NY	158 Irving Street	March, 2002
61. Stamford, CT	6 Landmark Square	December, 1997
62. Stamford, CT	16 Commerce Road	January, 1998
63. Danbury, CT	38 Mill Plain Road	January, 1998
64. Stamford, CT	1063 Hope Street	November, 1998
65. Norwalk, CT	250 Westport Avenue	March, 1999
66. Greenwich, CT	6 Liberty Way	May, 1999
67. Westport, CT	427 Post Road, East	January, 2002
68. Greenwich, CT	67 Mason Street	February, 2004
69. East Brunswick, NJ	8 Cornwall Court	January, 1990
70. Princeton, NJ	301 North Harrison Street	May, 1997
71. Freehold, NJ	200 Daniels Way	April, 1998
72. Matawan, NJ	163 Route 34	April, 1998
73. Old Bridge, NJ	Gaub Road and Route 516	April, 1998
74. Marlboro, NJ	34 Route 9 North	April, 1998
75. Fort Lee, NJ	1355 15th Street	June, 1998
76. Ramsey, NJ	1100 Route 17 North	June, 1998
77. Mahwah, NJ	7 Leighton Place	June, 1998
78. Parsippany, NJ	2651 Route 10	August, 1998
79. Springfield, NJ	215 Morris Avenue	August, 1998

Date Opened or Management
Location	Address	Assumed

80. Colonia, NJ	1250 Route 27	August, 1998
81. Franklin Park, NJ	3911 Route 27	August, 1998
82. Plainsboro, NJ	10 Schalks Crossing	August, 1998
83. Somerset, NJ	120 Cedar Grove Lane	August, 1998
84. Hoboken, NJ	221 Washington Street	October, 1998
85. West Caldwell, NJ	913 Bloomfield Avenue	April, 1999
86. Jersey City, NJ	147 Two Harborside Financial Center	June, 2002
87. Newark, NJ	1 Gateway Center	October, 2002
88. Ridgewood, NJ	129 S. Broad Street	June, 2003
89. Westwood, NJ	35 Jefferson Avenue	Opening 2004
90. Livingston, NJ	39 W. North Field Rd.	Opening 2004
Boston Sports Clubs:
91. Boston, MA	561 Boylston Street	November, 1991
92. Allston, MA	15 Gorham Street	July, 1997
93. Boston, MA	1 Bulfinch Place	August, 1998
94. Natick, MA	Sherwood Plaza, 124 Worcester Rd	September, 1998
95. Weymouth, MA	553 Washington Street	May, 1999
96. Boston, MA	201 Brookline Avenue	June, 2000
97. Wellesley, MA	140 Great Plain Avenue	July, 2000
98. Andover, MA	307 Lowell Street	July, 2000
99. Lynnfield, MA	425 Walnut Street	July, 2000
100. Lexington, MA	475 Bedford Avenue	July, 2000
101. Franklin, MA	750 Union Street	July, 2000
102. Framingham, MA	1657 Worcester Street	July, 2000
103. Danvers, MA	50 Ferncroft Road	July, 2000
104. Cambridge, MA	625 Massachusetts Avenue	January, 2001
105. East Cambridge, MA	6 Museum Way	January, 2001
106. Boston, MA	361 Newbury Street	November, 2001
107. West Newton, MA	1359 Washington Street	November, 2001
108. Boston, MA	350 Washington Street	February, 2002
109. Waltham, MA	840 Winter Street	November, 2002
Washington Sports Clubs:
110. Washington, D.C.	214 D Street, S.E.	January, 1980
111. Washington, D.C.	1835 Connecticut Avenue, N.W.	January, 1990
112. Washington, D.C.	1990 M Street, N.W.	February, 1993
113. Washington, D.C.	2251 Wisconsin Avenue, N.W.	May, 1994
114. Washington, D.C.	1211 Connecticut Avenue, N.W.	July, 2000
115. Washington, D.C.	1345 F Street, N.W.	August, 2002
116. Washington, D.C.	5346 Wisconsin Ave., N.W.	February, 2002
117. Washington, D.C.	1990 K Street, N.W.	February, 2004
118. Washington, D.C.	7th & H Street, N.W.	Opening 2004
119. Bethesda, MD	4903 Elm Street	May, 1994
120. North Bethesda, MD	10400 Old Georgetown Road	June, 1998
121. Germantown, MD	12623 Wisteria Drive	July, 1998
122. Silver Spring, MD	Wayne Ave	Opening 2004
123. Alexandria, VA	3654 King Street	June, 1999
124. Sterling, VA	21800 Town Center Plaza	October, 1999

Date Opened or Management
Location	Address	Assumed

125. Fairfax, VA	11001 Lee Highway	October, 1999
126. West Springfield, VA	8430 Old Keene Mill	September, 2000
127. Clarendon, VA	2700 Clarendon Boulevard	November, 2001
Philadelphia Sports Clubs:
128. Philadelphia, PA	220 South 5th Street	January, 1999
129. Philadelphia, PA	2000 Hamilton Street	July, 1999
130. Chalfont, PA	One Highpoint Drive	January, 2000
131. Cherry Hill, NJ	Route 70 and Kings Highway	April, 2000
132. Philadelphia, PA	1735 Market Street	October, 2000
133. Ardmore, PA	34 W. Lancaster Avenue	March, 2002
Swiss Sports Clubs:
134. Basel, Switzerland	St. Johanns-Vorstadt 41	August, 1987
135. Zurich, Switzerland	Glarnischstrasse 35	August, 1987
136. Basel, Switzerland	Basel FC Soccer Stadium	August, 2001

We have also signed two leases for greenfield club development. These locations are, however, part of development projects and are subject to various conditions, including delivery of the space as specified in the lease.

     We own the 151 East 86th Street location, which houses a fitness club and a retail tenant that generated $614,000 of rental income for us during the year ended December 31, 2003. Our fitness clubs occupy leased space pursuant to long-term leases (generally 15 to 25 years, including options). In the next five years (ending December 31, 2008), only one of our fitness club leases will expire without any renewal option.

      We lease approximately 40,000 square feet of office space in New York City, and have smaller regional offices in Fairfax, VA, East Brunswick, NJ, Old Bridge, NJ, Philadelphia, PA, Stamford, CT and Wakefield, MA, for administrative and general corporate purposes. We also lease warehouse and commercial space in Long Island City, New York, NY and Brooklyn, NY, for storage purposes and for the operation of a centralized laundry facility for certain New York fitness clubs.

      As of December 31, 2003, 127 of the existing fitness clubs were wholly owned by us and two were managed and partly owned (the “Partly Owned Clubs”). In addition, we provide management services at two fitness clubs in which we have no equity interest.

Item 3.  Legal Proceedings

      On February 13, 2003, an individual filed suit against us in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained an injury at one of our club locations resulting in serious bodily injury. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages in the amount of two hundred and fifty million dollars was dismissed on January 26, 2004. We have in force fifty one million dollars of insurance coverage to cover claims of this nature. We intend to vigorously contest this lawsuit and presently anticipate that these matters will be covered by insurance.

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

Item 6.  Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

(In thousands, except club and membership data)

      Set forth below is our selected historical consolidated financial, other operating data and club and membership data as of the dates and for the periods presented. The selected historical consolidated statement of operations data for the years ended December 31, 2001, 2002, and 2003 and the selected historical consolidated balance sheet data as of December 31, 2002 and 2003, were derived from the audited Consolidated Financial Statements, which are included herein. The selected historical consolidated statement of operations data for the year ended December 31, 1999 and 2000 and the selected historical consolidated balance sheet data as of December 31, 1999, 2000 and 2001 were derived from our audited consolidated financial statements of the Company, which are not included herein. The information contained in this table and accompanying notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.

	Year Ended December 31,

	1999	2000	2001	2002	2003

Statement of Operations Data:
Revenues	$158,184	$223,828	$281,633	$319,427	$342,541
Operating expenses:
Payroll and related	63,838	90,801	112,766	129,105	130,585
Club operating	52,048	68,806	88,941	99,113	111,069
General and administrative	10,797	14,626	18,785	21,368	21,995
Depreciation and amortization(1)	20,513	26,248	32,185	31,748	34,927

Operating income	10,988	23,347	28,956	38,093	43,965
Loss on extinguishment of debt(2)	—	—	—	—	7,773
Interest expense, net of interest income	10,243	13,120	14,527	16,421	23,226

Income from continuing operations before provision for corporate income tax	745	10,227	14,429	21,672	12,966
Provision for corporate income tax	622	5,031	6,853	9,709	5,537

Income from continuing operations	123	5,196	7,576	11,963	7,429
Loss from discontinued operations of closed clubs(3) (including loss on club closure of $996 in 2002), net of income taxes	(74)	(365)	(530)	(767)	—
Cumulative effect of a change in accounting principle, net of income tax benefit of $612(4)	—	—	—	(689)	—

Net income	49	4,831	7,046	10,507	7,429
Accreted dividends on preferred stock	(7,880)	(9,016)	(10,201)	(11,543)	(10,984)

Net loss attributable to common stockholders	$(7,831)	$(4,185)	$(3,155)	$(1,036)	$(3,555)

Other Data:
Non-cash rental lease expense, net of non-cash income	$3,061	$2,976	$4,224	$1,670	$1,650
Cash provided by (used in):
Operating activities	29,496	40,573	44,348	50,805	58,253
Investing activities	(55,078)	(70,048)	(58,358)	(40,182)	(42,734)
Financing activities	33,553	5,715	16,103	(10,530)	19,732

	Year Ended December 31,

	1999	2000	2001	2002	2003

Club and Membership Data:
New clubs opened(5)	14	9	12	8	3
Clubs acquired(5)	4	11	2	4	—
Closed, relocated or sold clubs	(1)	(1)	—	(2)	(3)
Wholly-owned clubs operated at end of period(5)	82	103	117	127	127
Total clubs operated at end of period(6)	86	105	119	129	129
Members at end of period(7)	203,000	278,000	317,000	342,000	342,000
Mature club revenue increase(8)	16.0%	18.6%	12.3%	4.1%	1.6%
Revenue per weighted average club (in thousands)(9)	$2,130	$2,428	$2,619	$2,606	$2,691

	As of December 31,

	1999	2000	2001	2002	2003

Balance Sheet Data:
Working capital deficit(10)	$(1,015)	$(38,414)	$(42,565)	$(43,192)	$(9,087)
Total assets	215,678	256,085	296,005	314,250	362,199
Long-term debt, including current installments	132,202	144,498	163,979	160,943	261,877
Redeemable senior preferred stock	42,066	48,029	54,687	62,125	—
Redeemable Series A preferred stock(11)	23,216	26,580	30,432	34,841	39,890
Total stockholders’ deficit	$(28,813)	$(30,491)	$(32,797)	$(31,740)	$(34,294)

(1)	Effective January 1, 2002 we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142 No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. In connection with this implementation we no longer amortize goodwill, but rather test it for impairment when circumstances indicate it is necessary, and at a minimum annually. A reconciliation of reported net income to net income adjusted for the impact of SFAS 142 is as follows for the presented periods:

	Year ended December 31,

	1999	2000	2001

Net income as reported	$49	$4,831	$7,046
Goodwill amortization	2,845	3,545	4,436
Deferred tax benefit	(1,195)	(1,064)	(1,344)

Net income as adjusted	$1,699	$7,312	$10,138

(2)	The $7.8 million loss on extinguishment of debt recorded in 2003 is a result of the refinancing of our debt on April 16, 2003. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a $3.0 million call premium, and incurred $1.0 million of additional interest on the 9 3/4% old Notes representing interest incurred during the 30 day redemption notification period.

(3)	In the fourth quarter of 2002, we closed or sold two remote underperforming, wholly-owned clubs. In connection with the closure of one of the clubs, we recorded club closure costs of $996 related to the write-off fixed assets. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the Consolidated Statement of Operations and prior periods have been reclassified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of.

Loss from operations of these discontinued clubs was as follows for the periods presented:

	Year Ended December 31,

	1999	2000	2001	2002

Loss from operations of discontinued clubs, (including loss of club closure of $996 in 2002)	$(125)	$(597)	$(894)	$(1,318)
Benefit for corporate income tax	(51)	(232)	(364)	(551)

Loss from discontinued operations	$(74)	$(365)	$(530)	$(767)

(4)	Effective January 1, 2002 we implemented SFAS 142. In connection with the SFAS 142 transitional impairment test we recorded a $1.3 million write-off of goodwill. A deferred tax benefit of $612 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689 in 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. The impairment loss recorded was measured by comparing the carrying value to the fair value of goodwill.

(5)	During 1999, we relocated one club. During 2000, we acquired two formerly partly-owned clubs and relocated one club on expiration of lease.

(6)	Includes wholly-owned or partly-owned and managed clubs.

(7)	Represents members at wholly-owned or partly-owned clubs.

(8)	We define mature clubs as those clubs operated by us for more than 24 months.

(9)	Revenue per weighted average club is calculated as total revenue divided by the product of the total numbers of clubs and their weighted average months in operation as a percentage of the total year.

(10)	Working capital deficit is calculated as current assets less current liabilities. We normally operate with a working capital deficit because we receive dues or fee revenue either (i) during the month services are rendered, or (ii) when paid-in-full in advance. As a result, we have no material accounts receivable, and record a deferred revenue liability for membership or ancillary services billed in advance. We also record deferred revenue liability, because initiation fees are received at enrollment and are deferred and recognized over the estimated average term of a membership.

(11)	We had 153,637 shares of Series A Redeemable Preferred Stock (“Series A”) outstanding at December 31, 1999, 2000, 2001, 2002 and 2003. We have reclassified our 2001 financial statements to account for a redemption feature included in the Series A stock, in accordance with the guidance in EITF Topic No. D-98: Classification and Measurement of Redeemable Securities (“EITF Topic No. D-98”). EITF Topic No. D-98 provided additional guidance on the appropriate classification of redeemable preferred stock upon the occurrence of an event that is not solely within the control of an issuer. EITF Topic No. D-98 requires retroactive application in the first fiscal quarter ending after December 15, 2001 by reclassifying the financial statements of prior periods. The carrying value of the Series A stock, which was previously presented as a component of stockholders’ deficit, has been reclassified as redeemable preferred stock outside of stockholders’ deficit. The reclassification of the 2001 financial statements for the Series A stock had no effect on our net income, net loss attributable to common stockholders’, cash flow provided by operations or total assets. The following sets forth the overall effect of the reclassification on our stockholders’ deficit:

	As of December 31,

	1999	2000	2001

Stockholders’ deficit prior to reclassification	$(5,597)	$(3,911)	$(2,365)
Reclassification of Series A stock	(23,216)	(26,580)	(30,432)

Stockholders’ deficit after the reclassification	$(28,813)	$(30,491)	$(32,797)

The balance sheet data for all periods presented have been adjusted to reflect the above reclassification.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      Certain statements in this Annual Report on our Form 10-K for the year ended December 31, 2003 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside of our control, including the level of market demand for our services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by us. The information contained herein represents management’s best judgement as of the date hereof based on or as to information currently available; however, we do not intend to update this except as required by law, information to reflect development or information obtained after the date hereof and disclaim any legal obligation to the contrary.

Historical Club Growth

	Year Ended December 31,

	1999	2000	2001	2002	2003

Clubs at beginning of period	69	86	105	119	129
Greenfield clubs(1)	14	9	12	8	3
Acquired clubs	4	11	2	4	—
Sold, relocated or closed clubs	(1)	(1)	—	(2)	(3)

Clubs at end of period(2)	86	105	119	129	129

Number of partly owned clubs included at the end of period(3)	4	2	2	2	2

(1)	A “Greenfield club” is a new location constructed by us.

(2)	We include in the club count wholly owned and partly owned clubs. In addition, as of December 31, 2003 we managed two additional clubs in which we did not have an equity stake.

(3)	In March 2000, two clubs previously managed by us were purchased. Including these two clubs, the total number of clubs opened or acquired in 2000 totals 22.

Introduction

      We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of December 31, 2003, we operated 129 clubs that collectively served approximately 342,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target members’ areas of both employment and residence. Our target member is college-educated, typically between the ages of 21 and 50 and has an annual income of between $50,000 and $150,000.

      Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburbs and ancillary communities. Capitalizing on this clustering of clubs, as of December 31, 2003, approximately 52% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

      We have executed this strategy successfully in the New York region through the network of clubs we operate under our NYSC brand name. We are the largest fitness club operator in Manhattan with 36 locations and operate a total of 86 clubs under the NYSC name within a defined radius of New York City. We operate 19 clubs in the Boston region, 15 clubs in the Washington D.C. region under our BSC and WSC brand names respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under is PSC brand name. In addition we operate three clubs in Switzerland. Our goal is to increase our club count by ten percent per year. In 2003, we slowed our club expansion plans and maintained our club count at 129 while we recapitalized the company to position it for future growth. While we maintained our club count at 129 in 2003 we plan to open or acquire 12 clubs in 2004. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

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

      During the last several years, we have increased revenues, operating income, net income, and cash flows provided by operating activities by expanding our club base in New York, Boston, Washington, DC, and Philadelphia. As a result of expanding our club base and the relatively fixed nature of our operating costs, our operating income has increased from $11.0 million for the year ended December 31, 1999 to $44.0 million for the year ended December 31, 2003. Net income improved from $49,000 in 1999 to $7.4 million for the year ended December 31, 2003. Cash flows provided by operating activities increased from $29.5 million in 1999 to $58.3 million for the year ended December 31, 2003. We expect growth in revenues and operating income to continue as the 29 clubs opened or acquired since the beginning of 2001 continue to mature. Based on our historical experience, a new club tends to experience significant increase in revenues during its first three years of operation as it reaches maturity. Because there is relatively little incremental cost associated with such increasing revenue, there is a greater proportionate increase in profitability. We believe that the revenues and operating income of these 29 clubs will increase as they mature. As a result of our expansion, however, operating income margins may be negatively impacted in the near term, as further new clubs are added.

Mature Club Revenue

      We define mature clubs as those clubs that were operated by us for the entire period of the period presented and that same entire period of the preceeding year. Under this definition, mature clubs for periods shown are those clubs that were operated for more than 24 months. Our mature club revenue increased 16.0%, 18.6%, 12.3%, 4.1%, and 1.6% for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively. We believe the decline in mature club revenue growth has been driven primarily by general economic softness, particularly in the New York metropolitan region. We have also seen increases in competition throughout our markets and this has depressed revenue growth at select mature clubs throughout our chain. In addition, we believe that the decline in mature club revenue growth is also attributable to the increasing age of our mature clubs.

Results of Operations

      The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Year Ended December 31,

	2001	2002	2003

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Payroll and related	40.0	40.4	38.1
Club operating	31.6	31.1	32.5
General and administrative	6.7	6.7	6.4
Depreciation and amortization	11.4	9.9	10.2

Operating income	10.3	11.9	12.8
Loss on extinguishment of debt	—	—	2.2
Interest expense	5.3	5.1	6.8
Interest income	(0.1)	—	—

Income from continuing operations before provision for corporate income taxes	5.1	6.8	3.8
Provision for corporate income taxes	2.4	3.1	1.6

Income from continuing operations	2.7	3.7	2.2
Loss from discontinued operations of closed clubs, net of income tax	(0.2)	(0.2)	—
Cumulative effect of a change in accounting principle, net of income tax	—	(0.2)	—

Net income	2.5	3.3	2.2
Accreted dividends on preferred stock	(3.6)	(3.6)	(3.2)

Net loss attributable to common stockholders	(1.1)%	(0.3)%	(1.0)%

YEAR ENDED DECEMBER 31, 2003 COMPARED TO

THE YEAR ENDED DECEMBER 31, 2002

      Revenues. Revenues increased $23.1 million or 7.2%, to $342.5 million during 2003 from $319.4 million in 2002. This increase resulted from the 12 clubs opened or acquired in 2002 (approximately $14.8 million), and the three clubs opened in 2003 (approximately $3.1 million). In addition, revenues increased during 2003 by approximately $4.9 million or 1.6% at our mature clubs (clubs owned and operated for at least 24 months). In 2003 we received $2.8 million of insurance proceeds related to our business interruption insurance settlement; a $1.8 million increase over the $1.0 million received in 2002. These increases were offset by a $1.7 million decrease in revenue related to three clubs we relocated in 2003.

      Our mature club revenue increased 12.3%, 4.1% and 1.6% for the years ended December 31, 2001, 2002 and 2003, respectively. We believe the decline in mature club revenue growth had been driven primarily by the general economic climate, particularly in the New York metropolitan region. We have also seen increases in competition throughout our markets and this has depressed revenue growth at select mature clubs throughout our chain. In addition, we believe that the decline in mature club revenue growth is also attributable to the increasing age of our mature clubs.

      Operating Expenses. Operating expenses increased $17.2 million, or 6.1% to $298.6 million in 2003, from $281.3 million in 2002. This increase was due to a 3.3% increase in the total months of club operations to 1,528 in 2003 from 1,479 in 2002. The increase is also attributable to increases in club operating costs, particularly occupancy costs and utilities.

      Payroll and related expenses increased by $1.5 million, or 1.1% to $130.6 million in 2003, from $129.1 million in 2002. This increase was partially offset by a $1.0 million decrease in non-cash compensation expense which decreased from $1.2 million in 2002 to $197,000 in 2003. The non-cash compensation expense incurred during 2002 principally related to outstanding Series B stock options and such options were exercised in the first quarter of 2003.

      Club operating increased by $12.0 million, or 12.1% to $111.1 million in 2003, from $99.1 million in 2002. This increase is attributable to a 3.3% increase in the total months of club operations to 1,528 in 2003 from 1,479 in 2002. The increase is also attributable to a $2.4 million or 20.6% increase in utilities and a $7.6 million or 13.8% increase in occupancy costs. Occupancy costs increased due to increases in real estate taxes as well as increases in base rent associated with the opening of three flagship locations and several club expansions.

      General and administrative increased by $627,000, or 2.9% to $22.0 million in 2003, from $21.4 million in 2002. This increase is principally attributable to a $369,000 increase in liability and property insurance, as well as increases in information technology maintenance and related costs.

      Depreciation and amortization increased by $3.2 million or 10.0% to $34.9 million in 2003, from $31.7 million in 2002. This increase is principally due to a full year of depreciation and amortization for fixed asset additions, acquisitions or club openings in 2002. The increase is also attributable to depreciation related to the three clubs opened in 2003 as well as depreciation related to 2003 expansions and renovations.

      Loss on Extinguishment of Debt. The $7.8 million loss on extinguishment of debt recorded in 2003 is a result of the refinancing of our debt on April 16, 2003. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a $3.0 million call premium, and incurred $1.0 million of additional interest on the 9 3/4% old Notes representing interest incurred during the 30 day redemption notification period.

      Interest Expense. Interest expense increased $7.1 million to $23.7 million in 2003 from $16.6 million in 2002. Interest expense increased $8.8 million due to the refinancing of our Senior Notes as discussed in Financing Activities. This increase was partially offset by decreases in interest on credit line and subordinated credit line borrowings, which were completely repaid on April 16, 2003 in connection with the refinancing.

      Interest Income. Interest income increased $306,000 to $444,000 in 2003 from $138,000 in 2002. This increase is due to increases in cash balances in 2003 compared to 2002.

      Provision for Corporate Income Taxes. The provision for corporate income taxes decreased $4.2 million from $9.7 million in 2002 to $5.5 million in 2003. Our effective tax rate decreased to 42.7% in 2003 from 44.8% in 2002 principally due to decreases in the effective New York State and New York City rates. With the exception of deferred tax assets of $384,000 related to certain state net operating loss carry-forwards, which have been reserved for, we expect future taxable income to be sufficient to realize the $16.8 million of net deferred tax assets.

      Accreted Dividends on Preferred Stock. Accreted dividends on the Preferred Stock decreased $559,000 to $11.0 million in 2003, from $11.5 million in 2002. Accreted dividends on Series A preferred stock increased $640,000 due to the compounding of accreted and unpaid dividends, and accreted dividends on the Series B preferred stock increased $1.1 million due to the increase in shares outstanding. These increases were offset by a $2.3 million decrease in redeemable senior preferred stock dividends. The redeemable senior preferred stock was redeemed in April 2003 and no dividends were accreted thereafter.

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

Our mature club revenue increased 18.6%, 12.3% and 4.1% for the years ended December 31, 2000, 2001 and 2002, respectively. We believe the decline in mature club revenue growth had been driven primarily by general economic softness, particularly in the New York metropolitan region. In addition, we believe that the decline in mature club revenue growth is also attributable to the increasing age of our mature clubs.

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

      Discontinued Operations. In the fourth quarter of 2002, we closed or sold two unprofitable, wholly-owned clubs. In connection with the closure of one of the clubs we recorded club closure costs of $996 related to the write-off of fixed assets. We have accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the Consolidated Statement of Operations, and prior periods have been reclassified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.

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

     Accreted Dividends on Preferred Stock

      Accreted dividends on the Preferred Stock increased $1.3 million to $11.5 million in 2002, from $10.2 million in 2001. This increase is due to the compounding of accreted dividends.

Liquidity and Capital Resources

      Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to maintain, expand and renovate existing clubs.

      Operating Activities. Net cash provided by operating activities for the year ended December 31, 2003 was $58.3 million compared to $50.8 million during the year ended December 31, 2002. Cash flows from operations has improved with our increase in operating income, and in addition, because of the favorable impact of management’s exercise of stock options in 2003, which provided us with a current tax deduction of approximately $8.6 million.

      Investing Activities. We invested $42.7 million and $40.2 million in capital expenditures and asset acquisitions during the years ended December 31, 2003 and 2002, respectively, primarily as a result of our expansion efforts. Our capital expenditures are net of landlord contributions of $617,000 and $3.5 million respectively for the years ended December 31, 2003 and 2002. We estimate that for the year ended December 31, 2004, we will invest an additional $60.0 million in capital expenditures, which includes $7.2 million that management intends to invest to expand and renovate certain existing clubs, $14.5 million to maintain existing clubs and to maintain our management information systems, and $2.0 million to further upgrade our management information system. The remainder of our 2004 capital expenditures will be to build or acquire clubs. This $60.0 million in expenditures will be funded by cash flow provided by operations and available cash on hand.

      Financing Activities. On April 16, 2003 we successfully completed a refinancing of our debt. This refinancing included an offering of $255.0 million of 9 5/8% Senior Notes (“Existing Notes”) that will mature April 15, 2011. We also entered into of a new $50.0 million senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. The Existing Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15, and October 15. In connection with this refinancing, we wrote-off $3.7 million of deferred financing costs related to extinguished debt, paid a call premium of $3.0 million and incurred $1.0 million of interest on the 9 3/4% Notes representing the interest incurred during the 30 day redemption notification period. The uses of proceeds from the Note offering were as follows:

($000’s)

Redemption of existing 9 3/4% Senior Notes, principal and interest	$126,049
Call premium on existing 9 3/4% Senior Notes	3,048
Redemption of senior preferred stock, at liquidation value	66,977
Repayment of line of credit principal borrowings and interest	4,013
Repayment of subordinated credit principal borrowings and interest	9,060
Underwriting fees and other closing costs	9,578
Available for general corporate purposes	36,275

Total use of funds	$255,000

      We currently have a substantial amount of debt. As of December 31, 2003, our total consolidated debt is $261.9 million. Our substantial debt could have significant consequences, including:

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

      Net cash provided by financing activities was $19.7 million for the year ended December 31, 2003 compared to net cash used in financing activities of $10.5 million for the same period in 2002 and compared to net cash provided by financing activities of $16.1 million for the same period in 2001.

      As of December 31, 2003, we had $255.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9 5/8% and mature in 2011. Under the provisions of the Senior Note Indenture, we may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent. Our line of credit with our principal bank provides for direct borrowings and letters of credit of up to $50.0 million. The line of credit carries interest at our option based upon the Eurodollar borrowing rate plus 4.0% or the bank’s prime rate plus 3.0% as defined, and we are required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. As of December 31, 2003, no borrowings were outstanding under this line. As of December 31, 2003 outstanding letters of credit totaled $1.7 million. As of December 31, 2003, we had approximately $48.3 million available under the line of credit, which matures in April 2008, and has no scheduled amortization requirements. As of December 31, 2003 we also had $40.8 million of cash on hand.

      The line of credit contains restrictive covenants including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of December 31, 2003 our Net Leverage Ratio, and Net Interest Coverage Ratio as defined by the terms of the line of credit agreement are 3.3 and 3.2 to 1.0, respectively. Our ability to incur additional debt is limited by the terms of the line of credit facility in that the Net Leverage Ratio, as defined, cannot exceed 4.0 to 1.0 and the Net Interest Coverage Ratio must be greater than 2.25 to 1.0. Our common stock is not publicly traded and therefore our ability to raise equity financing is not as readily available as it is for companies that have publicly traded common stock.

      We believe that we have or will be able to obtain or generate sufficient funds to finance our current operating and growth plans through the end of 2007, any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2007. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income.

      Notes payable were incurred upon the acquisition of various clubs and are subject to the right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes bear interest at rates between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2012.

      The aggregate long-term debt, capital lease, operating lease, and Redeemable Preferred Stock Obligations as of December 31, 2003 were as follows:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt(1)	$259,358	$1,191	$1,451	$849	$255,867
Capital Lease Obligations(2)	$2,519	$2,295	$224	$—	—
Operating Lease Obligations(3)	$620,953	$50,976	$103,159	$96,987	$369,831
Redeemable Preferred Stock(4)	$39,890	$39,890	—	—	—

Total Contractual Cash Obligations	$922,720	$94,352	$104,834	$97,836	$625,698

Notes:

(1)	The long-term debt contractual cash obligations include principal payment requirements only. Interest on our 9 5/8% Senior Notes amounts to $24.5 million annually.

(2)	Capital lease obligations represent principal and interest payments.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on increases in real estate tax indexation, utilities, and defined amounts based on the operating results of the lessee.

(4)	The redeemable preferred stock was redeemed in February 2004 and therefore has been included as due in less than one year.

      On February 4, 2004 the Company and its shareholders and Town Sports International Holdings, Inc., (“TSI Holdings”) a newly formed company, entered into a Restructuring Agreement. In connection with this Restructuring, the holders of the Company’s Series A Preferred Stock, Series B Preferred Stock and Class A Common stock contributed their shares of the Company to TSI Holdings for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange TSI Holdings contributed to the Company the certificates representing all of the Company shares contributed in the aforementioned exchange and in return the Company issued 1,000 shares of common stock to TSI Holdings, and cancelled on its books and records the certificate representing Company Shares contributed to it by TSI Holdings.

      On February 4, 2004 TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (“the Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124,807 in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4,375. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213,000, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of the Company.

      On February 6, 2004 all of TSI Holdings’ outstanding Series A stock and Series B stock were redeemed for a total of $50,634. TSI Holdings expects to pay a common stock dividend in March 2004 with the remaining proceeds from the Senior Discount Note offering.

Legal Proceedings

      On February 13, 2003, an individual filed suit against us in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained an injury at one of our club locations resulting in serious bodily injury. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages in the amount of two hundred and fifty million dollars was dismissed on January 26, 2004. We have in force fifty one million dollars of insurance coverage to cover claims of this nature. We intend to vigorously contest this lawsuit and presently anticipate that these matters will be covered by insurance.

      We are a party to various lawsuits arising in the normal course of business. We believe that the ultimate outcome of these matters will not have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity (FAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of December 31, 2003 the Company does not have financial instruments within the scope of this pronouncement.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 requires a variable interest entity, or VIE, to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a VIE subject to consolidation. Interpretation No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, a modification to Interpretation No. 46 was issued (Interpretation No. 46R) which delayed the effective date until no later than fiscal periods ending after March 31, 2004 and provided additional technical clarifications to implementation issues. The Company does not currently have any variable interest entities as defined in Interpretation No. 46R. The Company does not expect that the adoption of this statement will have a material impact on the consolidated financial statements.

     September 11, 2001 Events

      The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events interrupted the operations at four of our clubs located in downtown Manhattan. Three of the affected four clubs were back in operation by October 2001, and the fourth club reopened in September 2002.

      We carry business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter of 2001 a $175,000 insurance receivable was recorded representing an estimate of costs incurred in September 2001. Such costs included rent, payroll benefits, and other club operating costs incurred during period of closure. In 2002, we collected this $175,000 receivable and received additional on-account payments of $1.0 million. In 2003, we received $2.8 million from our insurer and we entered into a final settlement agreement. These on-account and final payments were classified with fees and other revenues when received.

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

      Long-lived assets, such as fixed assets and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired, in which case the asset’s carrying value would be reduced to fair value. Actual cash flows realized could differ from those estimated and could result in asset impairments in the future. In 2003, no impairment charge was recorded on long-lived assets.

      Effective January 1, 2002 we implemented SFAS 142. There were no changes to the estimated useful lives of amortizable intangible assets due to the SFAS 142 implementation. In connection with the SFAS 142 transition impairment test we recorded a $1.3 million write-off of goodwill. A deferred tax benefit of $612,000 was recorded as a result of this goodwill write-off, resulting in a net cumulative effect of change in accounting principle of $689,000, in the first quarter of 2002. The write-off of goodwill related to four, remote underperforming clubs. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units. In 2003, the Company did not have to record a charge to earnings for an impairment of goodwill as a result of its annual review conducted during the first quarter.

      As of December 31, 2003 our net deferred tax assets totaled $16.8 million. These net assets represent cumulative net “temporary differences” that will result in tax deductions in future years. The realizability of these assets greatly depends on our ability to generate sufficient future taxable income. Our pre tax profit was $13.5 million, $20.4 million and $13.0 million, and current tax liabilities were $11.0 million, $10.3 million and $2.1 for the years ended December 31, 2001, 2002 and 2003, respectively. Because there is currently no evidence we will not continue to be profitable, the weight of available evidence indicates we will be able to realize these net deferred tax assets. If at some time in the future, the weight of available evidence does not support the realizability of a portion of, or the entire net deferred tax asset, the write-down of this asset could have a significant impact on our financial statements.

Inflation

      We believe that inflation has not had a material impact on our results of operations for the three year period ended December 31, 2003.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

      Not applicable

Item 8.  Financial Statements and Supplementary Data

      The Registrant’s financial statements and supplementary data are listed in the index appearing under item 15(a)(1) and 15(a)(2) .

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.  Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report. The Company continuously considers opportunities to enhance controls and procedures. In the fourth quarter of 2003 the Company completed the rollout of a new point-of-sale club management system. This system provides for operating and accounting efficiencies and enhances the Company’s ability to bill members electronically as well as monitor usage and revenue at the member level. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2003) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Name	Age	Position

Mark Smith	44	Chairman and Director
Robert Giardina	46	Chief Executive Officer, Office of the President
Alexander Alimanestianu	45	Chief Development Officer, Office of the President
Richard Pyle	45	Chief Financial Officer, Office of the President
Randy Stephen	46	Chief Operating Officer
Keith E. Alessi	49	Director
Paul Arnold	57	Director
Bruce Bruckmann	50	Director
J. Rice Edmonds	33	Director
Jason Fish	46	Director

      Mark Smith joined us in 1985 and has served as Chief Executive Officer from 1995 to 2001 and became Chairman in January 2002. Prior to these appointments, he held the position of Executive Vice President of Development and International Operations. Mr. Smith has also served as a director since September 1995. He was appointed to the Board of the International Health, Racquet and Sportsclub Association (the club industry trade association) in 2001. Before joining us, Mr. Smith was a chartered accountant with Coopers & Lybrand in New York City, London and New Zealand, and a professional squash player.

      Robert Giardina joined us in 1981 and has served as President and Chief Operating Officer from 1992 to 2001, and became Chief Executive Officer in January 2002. With over 20 years of experience in the club industry, Mr. Giardina has expertise in virtually every aspect of facility management and club operations. In addition to operations, Mr. Giardina has primary responsibility for sales and marketing.

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

      Richard Pyle, a British chartered accountant, joined us in 1987 and has been chiefly responsible for our financial matters since that time, as a Vice President in 1988, Senior Vice President and Chief Financial Officer in 1992 and Executive Vice President and Chief Financial Officer in 1995, successively. Before joining us, Mr. Pyle worked in public accounting (in the United States, Bermuda, Spain and England) specializing in the hospitality industry, and as the corporate controller for a British public company in the leisure industry.

      Randy Stephen joined us in 2002 as Chief Operating Officer. Prior to joining us and since 1987, Mr. Stephen held various positions with Circuit City Stores, including Director of Human Resources and General Manager. In 1995, he was appointed Circuit City Stores’ Vice President, Corporate Operations, focusing on marketing, promotions and business process re-engineering and in 1996 he became the Northeast Division President. Prior to 1987, Mr. Stephen worked with several premier retailers including Eastern Mountain Sports, Eddie Bauer, Keeger & Sons and Britches of Georgetown.

      Keith E. Alessi has served as a director of Town Sports since April 1997. Mr. Alessi is an adjunct professor of Law at Washington and Lee University School of Law. Mr. Alessi served as President, Chief Executive Officer and a director of Telespectrum Worldwide, Inc. from March 1998 to April 2000. From May 1996 to March 1998, Mr. Alessi served as Chairman, President and Chief Executive Officer of Jackson Hewitt, Inc.

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

      Bruce Bruckmann has served as a director of Town Sports since December 1996. Since 1994, Mr. Bruckmann has served as Managing Director of BRS. From 1983 until 1994, Mr. Bruckmann served as an officer and subsequently a Managing Director of Citicorp Venture Capital, Ltd. Mr. Bruckmann is currently a director of Penhall International, Inc., Mohawk Industries, Inc., H&E Equipment Services L.L.C. and Anvil Knitwear, Inc. and a director of several private companies.

      J. Rice Edmonds has served as a director of Town Sports since July 2002. Mr. Edmonds is a Principal of BRS. Prior to joining BRS in 1996, Mr. Edmonds worked in the high yield finance group of Bankers Trust. Mr. Edmonds is currently a director of H&E Equipment Services L.L.C. and several other private companies.

      Jason Fish has been a director of Town Sports since December 1996. Mr. Fish is a co-founder and President of CapitalSource Inc., and a member of CapitalSource’s board of directors, a position he has held since September 2000. Prior to founding CapitalSource, Mr. Fish was employed from 1990 to 2000 by Farallon Capital Management, L.L.C., serving as a managing member from 1992 to 2000. Before joining Farallon, Mr. Fish worked at Lehman Brothers Inc., where he was a Senior Vice President responsible for its financial institution investment banking coverage on the West Coast.

Code of Ethics

      The Company has adopted a written Code of Business Conduct and Ethics, which applies to all officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. Interested persons may obtain a copy of our Code of Business Conduct and Ethics without charge by writing to Town Sports International, Inc., Attention: Robert Herbst, Vice President and General Counsel, 888 Seventh Avenue, New York, New York 10106.

Audit Committee

      The Audit Committee of the Board of Directors is comprised of three directors, who are all financially literate. Keith Alessi is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission.

Item 11.     Executive Compensation

      The following summarizes, for the year indicated, the principal components of compensation for our Chief Executive Officer and the other four highest compensated executive officers (collectively, the “named executive officers”). The compensation set forth below fully reflects compensation for work performed on our behalf.

Summary Compensation Table

					Long-Term
					Compensation
				Other Annual	Awards Common Stock
		Salary	Bonus(1)	Compensation	Underlying Options/SARs
Name and Principal Position	Period	($)	($)	($)	(#)

Mark Smith	2003	434,594	511,133	—	6,000
Chairman	2002	426,072	429,224	—	—
	2001	413,662	364,597	—	—

Robert Giardina	2003	412,179	406,227	—	6,000
Chief Executive Officer,	2002	404,097	327,312	—	—
Office of the President	2001	392,327	276,678	—	—

Richard Pyle	2003	306,270	251,746	—	5,000
Chief Financial Officer,	2002	236,539	252,815	—	—
Office of the President	2001	215,035	216,258	—	—

Alexander Alimanestianu	2003	306,270	251,746	—	5,000
Chief Development Officer,	2002	236,539	252,815	—	—
Office of the President	2001	215,035	216,258	—	—

Randy Stephen	2003	225,000	95,755	—	4,000
Chief Operating Officer,
Senior Vice President

Deborah Smith(2)	2002	178,098	171,690	—	—
Senior Vice President,	2001	172,911	145,839	—	—

(1) Includes annual bonus payments under our Annual Bonus Plan.

(2) Ms. Smith has resigned her position with the Company effective January 2003.

Option/SAR Grants During the Year Ended December 31, 2003

      In 2003 common stock options with an exercise price of $144.00 and a term of ten years were granted to named executive officers as follows:

Mark Smith	6,000
Robert Giardina	6,000
Richard Pyle	5,000
Alexander Alimanestianu	5,000
Randy Stephen	4,000

Aggregated Option/SAR Exercises During the Years Ended December 31, 2003 and 2003 Year-End Option/SAR Values

      The following summarizes exercises of stock options (granted in prior years) by the named executive officers during the year ended December 31, 2003 as well as the number and value of all unexercised options held by the named executive officers as of December 31, 2003.

				Number of Securities	Value of Unexercised
				Options/SARs	In-the-Money Options/SARs
	Shares			at FY-End(#)	at FY-End ($)(1)
	Acquired on	Value		Exercisable/Unexercisable	Exercisable/Unexercisable
	Exercise(#)	Realized($)	Value Realized($)
Name	Common	Common	Preferred	Common	Common	Preferred

Mark Smith	—	—	$2,479,901	10,030/4,800	529,800/0	—
Robert Giardina	—	—	1,899,575	10,029/4,800	529,740/0	—
Richard Pyle	—	—	1,596,961	9,828/4,800	529,680/0	—
Alexander Alimanestianu	—	—	1,575,547	9,828/4,000	529,680/0	—
Randy Stephen	—	—	—	800/3,200	—	—
Deborah Smith			540,653	5,750/0	338,400/0	—

(1)	Value realized is based upon the fair market value of the stock at the exercise date minus the exercise price. Fair market value was determined in good faith by the Board of Directors and was based upon an independent valuation.

Town Sports International, Inc. Stock Option Plan

      Our board of directors has adopted a stock option plan, which provides for the grant to some of our key employees and/or directors of stock options. The compensation committee of our board of directors administers the stock option plan. The compensation committee has broad powers under the stock option plan, including exclusive authority (except as otherwise provided in the stock option plan) to determine:

(1)	who will receive awards,

(2)	the type, size and terms of awards,

(3)	the time when awards will be granted, and

(4)	vesting criteria, if any, of the awards.

      Options awarded under the plan are exercisable into shares of our common stock. The total number of shares of common stock as to which options may be granted may not exceed 162,759 shares of common stock. Options may be granted to any of our employees and directors.

      If we undergo a reorganization, recapitalization, stock dividend or stock split or other change in shares of our common stock, the compensation committee may make adjustments to the plan in order to prevent dilution of outstanding options. The compensation committee may also cause options awarded under the plan to become immediately exercisable if we undergo specific types of changes in the control of our Company.

Compensation of Directors

      We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

Compensation Committee Interlocks and Insider Participation

      The current members of our compensation committee are Bruce Bruckmann, Paul Arnold and Mark Smith. Bruce Bruckmann and Paul Arnold are non-employee directors.

Management Equity Agreements

      We have entered into executive stock agreements with our named executive officers. Pursuant to these executive stock agreements, our named executive officers each have purchased our shares of common stock at a purchase price of $1.00 per share.

Our Benefit Plans

      We maintain a 401(k) defined contribution plan and are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The plan provides for us to make discretionary contributions; however, we elected not to make contributions for the years ended December 31, 1999 and 2000. The plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per annum. In February 2002, 2003, and 2004, employer matching contributions totaling $200,000, $200,000 and $195,000 were made for the Plan years ended December 31, 2001 and 2002 and 2003 respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	Common
	Stock	Percentage of	Series A	Series B
	Beneficially	Common Stock	Preferred	Preferred
Name	Owned(1)	Outstanding(1)	Stock	Stock

BRS(2) 126 East 56th Street, 29th Floor New York, New York 10022	504,456	36.6%	104,330	—
Farallon Partners, L.L.C.(3) One Maritime Plaza, Suite 1325 San Francisco, California 94111	270,091	19.8%	41,045	—
The Canterbury Entities 600 Fifth Avenue, 23rd Floor New York, New York 10020	139,437	10.1%	—	—
CapitalSource Holdings L.L.C 4445 Willard Avenue Chevy Chase, Maryland 20815	23,000	1.7%	—	—
Rosewood Capital L.P. One Maritime Plaza, Suite 1330 San Francisco, California 94111	17,908	1.3%	—	109,541
Executive Officers and Directors:
Mark Smith(4)	76,155	5.6%	—	—
Robert Giardina(4)	60,680	4.4%	—	—
Richard Pyle(4)	52,410	3.8%	—	—
Alexander Alimanestianu(4)	51,836	3.8%	—	—
Deborah Smith(4)	15,908	1.3%	—	—
Randy Stephen	*	*
Bruce C. Bruckmann(5)	517,642	37.6%	107,057	—
J. Rice Edmonds(6)	504,456	36.6%	104,330	—
Jason Fish(7)	23,000	1.7%	—	—
Paul Arnold	*	*	591	—
Keith Alessi	*	*	591	—
Executive Officers and Directors as a Group:
11 Persons(8)	813,531	59.0%	108,240	—

*	Represents less than 1%.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2004 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Excludes shares held individually by Mr. Bruckmann and other individuals (and affiliates and family members thereof), each of whom are employed by BRS.

(3)	Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P. and R.R. Capital Partners, L.P. (collectively, the “Farallon Entities”), directly hold, in aggregate, the shares listed above. As the general partner of each of the Farallon Entities, Farallon Partners, L.L.C. (“FPLLC”), may, for purposes of Rule 13d-3 under the Exchange Act, be deemed to own beneficially the shares held by the Farallon Entities. FPLLC disclaims beneficial ownership of such shares. All of the above-mentioned entities disclaim group attribution.

(4)	Includes options to acquire common stock, options exercisable within 60 days, pursuant to the option plan. Messrs. Smith, Giardina, Pyle, and Alimanestianu each hold such options on 8,830, 8,829, 8,828, and 8,828 shares of common stock, respectively. The address for each of these named executive officers is the same as the address of our principal executive offices.

(5)	Includes 504,456 shares held by BRS, and approximately 2,276 shares held by certain other family members of Mr. Bruckmann. Mr. Bruckmann disclaims beneficial ownership of such shares held by BRS.

(6)	Includes shares held by BRS. Mr. Edmonds disclaims beneficial ownership of such shares.

(7)	Includes shares held by CapitalSource Holdings, L.L.C. Mr. Fish is a co-founder and president of CapitalSource Inc. Mr. Fish disclaims beneficial ownership of such shares.

(8)	Includes (i) shares held by BRS, which may be deemed to be owned beneficially by Messrs. Bruckmann and Edmonds, and (ii) shares held by CapitalSource, which may be deemed to be owned beneficially by Mr. Fish.

     Excluding the shares beneficially owned by BRS and CapitalSource, the directors and named executive officers as a group beneficially own (i) 272,889 shares of common stock (which represents approximately 19.8% of the common stock on a fully diluted basis), and (ii) 1,182 shares of series A preferred stock.

Item 13.  Certain Relationships and Related Transactions

Redeemable Senior Preferred Stock

      In November 1998, we issued 40,000 shares of Redeemable Senior Preferred Stock (“Senior”). After the payment of fees and expenses of approximately $400,000 we received net proceeds of approximately $39.6 million. The Senior stock was redeemed in April 2003 at an aggregate redemption value of 67.0 million

Registration Rights Agreement

      In connection with the 1996 Recapitalization, we, BRS, the Farallon Entities, Canterbury Mezzanine Capital, L.P. (“CMC”), certain members of management and other shareholders of the Company entered into a Registration Rights Agreement, dated December 10, 1996 (as amended on November 13, 1998, in connection with the issuance of Senior Preferred Stock, the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, BRS, the Farallon Entities and CMC have the right to require us, at our expense of and subject to certain limitations, to register under the Securities Act all or part of the shares of Common Stock (the “Registrable Securities”) held by them. BRS is entitled to demand up to three long-form registrations at any time and unlimited short-form registrations. Farallon is entitled to demand one long-form registration (but only one year after we have consummated an initial registered public offering of our Common Stock) and up to three short-form registrations. CMC is entitled to demand up to two short-form registrations.

      All holders of Registrable Securities are entitled to an unlimited number of “piggyback” registrations, with us paying all expenses of the Offering, whenever we propose to register our Common Stock under the Securities Act. Each such holder is subject to certain pro rata limitations on its ability to participate in such a “piggyback” registration. In addition, pursuant to the Registration Rights Agreement, we have agreed to indemnify all holders of Registrable Securities against certain liabilities, including certain liabilities under the Securities Act.

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

Item 14.     Principal Accountant Fees and Services

      Town Sports International, Inc. was billed for the following services provided by PricewaterhouseCoopers LLP, the Company’s principal independent accountants, during December 31, 2002 and 2003:

	2002	2003

Audit fees(1)	$318,000	$396,000
Audit related fees(2)	17,000	20,000
Tax fees(3)	61,000	—
All other fees(4)	377,000	50,000

Total	$773,000	$466,000

(1)	Audit fees include fees for (i) the audits of the Company’s consolidated financial statements, including services related to statutory audits of certain of the Company’s subsidiaries, (ii) review of the unaudited condensed consolidated interim financial statements included in quarterly reports and (iii) the review of debt offerings and issuance of comfort letters.

(2)	Audit related fees include fees for audits of the Company’s employee benefit plan.

(3)	Tax fees include fees for tax advice on state related matters.

(4)	All other fees relate to consultations regarding insurance claims and establishment of a captive insurance company.

     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit fees, audit-related fees, and all other fees for the fiscal year ended December 31, 2003.

      The Audit Committee determined that the provision of services discussed above is compatible with maintaining the independence of PricewaterhouseCoopers LLP from the Company.

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

      (b) Reports on Form 8-K

           February 24, 2004, Current Report, Items 12 and 7

           January 23, 2004, Current Report, Items 5 and 7

           January 23, 2004, Current Report, Item 9

           November 4, 2003, Current Report, Items 12 and 7

      (c) Exhibits:

2.	1	Agreement and Plan of Merger dated as of November 8, 1996 by and among the Company, various Sellers and Option Holders and TSI Recapitalization Sub, Inc.†
2.	2	Amendment to Agreement and Plan of Merger dated as of December 10, 1996 among TSI Merger Sub, Inc., the Company and certain stockholders and option holders of the Company.†
3.	1	Amended and Restated Certificate of Incorporation of the Company.†
3.	2	By-Laws of the Company.†
3.	3	Certificate of Amendment of the Certificate of Incorporation of the Company, dated as of November 13, 1998.*
3.	4	Certificate of Amendment of the Certificate of Incorporation of the Company dated February 24, 2003.†††
4.	1	Registration Rights Agreement dated as of December 10, 1996 by and among the Company, BRS and various investors, the Farallon Entities, CMC, and certain stockholders.†
4.	2	Registration Rights Agreement dated as of June 21, 1999 between the Company and Deutsche Bank Securities, Inc.††
4.	3	First Amendment to Registration Rights Agreement by and among the Company, BRS, CMC, Canterbury Detroit Partners L.P., Rosewood Capital Partners L.P., the Farallon Entities and certain other stockholders of the Company, dated as of November 13, 1998.*
4.	4	Second Amendment to Registration Rights Agreement by and among the Company, BRS, CMC, CDP, RC, the Farallon Entities, CapitalSource Holdings LLC and certain other stockholders of the Company, dated November 6, 2000.***
4.	5	Indenture dated as of April 16, 2003 between the Company and The Bank of New York.*
4.	6	Purchase Agreement dated as of April 16, 2003 among the Company, the guarantors party thereto and Deutsche Bank Trust Company Americas Incorporated.††

4.	7	Purchases Agreement dated as of April 16, 2003 between the Company and Deutsche Bank Securities, Inc.††
4.	8	Registration Rights Agreement dated as of April 16, 2003 among the Company, the guarantors party thereto and Deutsche Bank Trust Company Americas.††
10.	1	Credit Agreement dated as of April 16, 2003 by and among Deutsche Bank Trust Company, the financial institutions named therein and the Company.††
10.	2	Stock Purchase Agreement among the Company, CMC and CDP, dated as of November 13, 1998.*
10.	3	Stock Purchase Agreement among the Company, the Farallon Entities and RC, dated as of November 30, 1998.*
10.	4	Stock Purchase Agreement among the Company and CapitalSource dated as of November 6, 2000.**
10.	5	Shareholders’ Agreement dated as of December 10, 1996 by and among the Company, BRS, the Farallon Entities, CMC and certain other stockholders of the Company.†
10.	6	Amended and Restated Shareholders’ Agreement among the Company, BRS, the Farallon Entities, RC, CMC, and CDP, dated as of November 13, 1998.*
21.	1	Subsidiaries of the Company.
31.	1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.	2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-40907.

††	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-82607.

†††	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-40907.

*	Incorporated by reference to the Registrant’s December 31, 1998 Form 10-K.

**	Incorporated by reference to the Registrant’s December 31, 1999 Form 10-K.

***	Incorporated by reference to the Registrant’s December 31, 2000 Form 10-K.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Town Sports International, Inc:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Town Sports International, Inc. and Subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2m and 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

February 17, 2004 except Note 18, which is dated March 17, 2004

New York, New York

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2003

	2002	2003

	(In thousands of dollars, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$5,551	$40,802
Accounts receivable (less allowance for doubtful accounts of $120 and $822 in 2002 and 2003, respectively)	1,333	1,469
Inventory	1,132	750
Prepaid corporate income taxes	3,012	4,062
Prepaid expenses and other current assets	4,430	5,322

Total current assets	15,458	52,405
Fixed assets, net	210,823	223,599
Goodwill	45,531	45,864
Intangible assets, net	1,675	630
Deferred tax assets, net	20,254	16,771
Deferred membership costs	14,408	13,038
Other assets	6,101	9,892

Total assets	$314,250	$362,199

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and capital lease obligations	$5,178	$3,486
Accounts payable	5,328	5,379
Accrued expenses	21,634	26,006
Deferred revenue	26,510	26,621

Total current liabilities	58,650	61,492
Long-term debt and capital lease obligations	155,765	258,391
Deferred lease liabilities	23,644	25,856
Deferred revenue	3,435	3,002
Other liabilities	7,530	7,862

Total liabilities	249,024	356,603

Commitments and contingencies (Note 15)
Redeemable preferred stock
Redeemable senior preferred stock, $1.00 par value; liquidation value $64,512; authorized 100,000 shares; 40,000 and 0 shares issued and outstanding at December 31, 2002 and December 31, 2003, respectively	62,125	—
Series A redeemable preferred stock, $1.00 par value; at liquidation value; authorized 200,000 shares; 153,637 shares issued and outstanding at December 31, 2002 and 2003	34,841	39,890

	96,966	39,890

Stockholders’ deficit
Series B preferred stock, $1.00 par value; at liquidation value; 3,822 and 109,540 shares issued and outstanding at December 31, 2002 and 2003, respectively	303	9,961
Class A voting common stock, $.001 par value; issued and outstanding 1,176,043 shares at December 31, 2002 and 2003, respectively	1	1
Paid-in capital	(32,149)	(45,627)
Unearned compensation	(278)	(172)
Accumulated other comprehensive income (currency translation adjustment)	293	596
Retained earnings	90	947

Total stockholders’ deficit	(31,740)	(34,294)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$314,250	$362,199

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003

	(In thousands of dollars)
Revenues
Club operations	$278,200	$314,995	$336,140
Fees and other	3,433	4,432	6,401

	281,633	319,427	342,541

Operating expenses
Payroll and related	112,766	129,105	130,585
Club operating	88,941	99,113	111,069
General and administrative	18,785	21,368	21,995
Depreciation and amortization	32,185	31,748	34,927

	252,677	281,334	298,576

Operating income	28,956	38,093	43,965
Loss on extinguishment of debt	—	—	7,773
Interest expense	14,918	16,559	23,670
Interest income	(391)	(138)	(444)

Income from continuing operations before provision for corporate income taxes	14,429	21,672	12,966
Provision for corporate income taxes	6,853	9,709	5,537

Income from continuing operations	7,576	11,963	7,429
Loss on discontinued operations (including loss on club closure of $996 in 2002), net of income tax benefits of $364 and $551 for 2001 and 2002, respectively	(530)	(767)	—
Cumulative effect of a change in accounting principle, net of income tax benefit of $612	—	(689)	—

Net income	7,046	10,507	7,429
Accreted dividends on preferred stock	(10,201)	(11,543)	(10,984)

Net loss attributable to common stockholders	$(3,155)	$(1,036)	$(3,555)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2001, 2002 and 2003

	Preferred Stock		Common Stock
	Series B		Class A				Foreign	Accumulated
	($1.00 par)		($.001 par)				Currency	(Deficit)/	Total
					Paid-in	Unearned	Translation	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Adjustment	Earnings	Deficit

	(In thousands of dollars except share data)
Balance at January 1, 2001	3,822	$232	1,005,698	$1	$(13,117)	$(156)	$12	$(17,463)	$(30,491)
Common stock issued in connection with subordinated credit facility			23,000
Compensation expenses incurred in connection with Series B Preferred stock options					993				993
Amortization of unearned compensation						156			156
Accretion of Series B preferred stock dividend ($8.63 per share)		33			(33)				—
Accretion of Series A redeemable preferred stock dividend ($25.07 per share)					(3,852)				(3,852)
Accretion of redeemable senior preferred stock dividend ($157.90 per share plus accretion of liquidation value)					(6,658)				(6,658)
Deferred compensation recorded in connection with the issuance of stock options					422	(422)			—
Other comprehensive income, net of taxes:
Net income								7,046	7,046
Foreign currency translation adjustment							9		9

Total comprehensive income									7,055

Balance at December 31, 2001	3,822	265	1,028,698	1	(22,245)	(422)	21	(10,417)	(32,797)
Common stock issued in connection with warrant exercises			147,345		1				1
Vesting of restricted common stock issued in connection with subordinated credit facility					917				917
Compensation expense incurred in connection with Series B Preferred stock options					1,137				1,137
Amortization of unearned compensation						70			70
Accretion of Series B preferred stock dividend ($10.20 per share)		38			(38)				—
Accretion of Series A redeemable preferred stock dividend ($28.71 per share)					(4,409)				(4,409)
Accretion of redeemable senior preferred stock dividend ($177.40 per share plus accretion to liquidation value)					(7,438)				(7,438)
Forfeiture of unvested options					(74)	74			—
Other comprehensive income, net of taxes:
Net income								10,507	10,507
Foreign currency translation adjustment							272		272

Total comprehensive income									10,779

Balance at December 31, 2002	3,822	303	1,176,043	1	(32,149)	(278)	293	90	(31,740)
Series B preferred stock issued in connection with the exercise of stock options	106,267	8,618			(8,618)				—
Repurchase of stock	(549)	(43)			(540)				(583)
Compensation expense incurred in connection with Series B Preferred stock options					177				177
Amortization of unearned compensation						21			21
Accretion of Series B preferred stock dividend ($9.84 per share)		1,083			(305)			(778)	—
Accretion of Series A redeemable preferred stock dividend ($32.86 per share)					(1,219)			(3,830)	(5,049)
Accretion of redeemable senior preferred stock dividend ($121.30 per share plus accretion to liquidation value)					(2,888)			(1,964)	(4,852)
Forfeiture of unvested options					(85)	85			—
Other comprehensive income, net of taxes:
Net income								7,429	7,429
Foreign currency translation adjustment							303		303

Total comprehensive income									7,732

Balance at December 31, 2003	109,540	$9,961	1,176,043	$1	$(45,627)	$(172)	$596	$947	$(34,294)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2002 and 2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2001	2002	2003

	(In thousands of dollars)
Cash flows from operating activities
Net income	$7,046	$10,507	$7,429

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,667	32,025	34,927
Amortization of debt issuance costs	1,882	1,928	1,627
Noncash rental expense, net of noncash rental income	4,224	1,670	1,650
Compensation expense incurred in connection with stock options	1,149	1,207	198
Net change in certain working capital components	3,475	2,413	(227)
Decrease (increase) in deferred tax asset	(4,526)	(1,162)	3,483
Decrease (increase) in deferred membership costs	(1,162)	340	1,370
Loss on extinguishment of debt	—	—	7,773
Goodwill impairment write-off	—	1,301	—
Club closure costs	—	996	—
Other	(407)	(420)	23

Total adjustments	37,302	40,298	50,824

Net cash provided by operating activities	44,348	50,805	58,253

Cash flows from investing activities
Capital expenditures, net of effect of acquired businesses	(57,811)	(41,393)	(43,397)
Proceeds from sale of equipment	—	—	176
Acquisition of businesses, net of cash acquired	(1,272)	(2,322)	(130)
Landlord contributions	725	3,533	617

Net cash used in investing activities	(58,358)	(40,182)	(42,734)

Cash flows from financing activities
Proceeds from 9 5/8% Senior Note Offering	—	—	255,000
Repayment of 9 3/4% Senior Notes	—	—	(125,000)
Premium paid on extinguishment of debt and other costs	—	—	(4,064)
Redemption of redeemable senior preferred stock	—	—	(66,977)
Transaction costs related to 9 5/8% Senior Notes	—	—	(9,578)
Net line of credit (repayments) borrowings	13,745	(8,245)	(14,500)
Net subordinated credit (repayments) borrowings	5,762	2,810	(9,000)
Repurchase of Series B preferred stock	—	—	(583)
Repayments of other borrowings	(3,404)	(5,095)	(5,566)

Net cash provided by (used in) financing activities	16,103	(10,530)	19,732

Net increase in cash and cash equivalents	2,093	93	35,251
Cash and cash equivalents
Beginning of period	3,365	5,458	5,551

End of period	$5,458	$5,551	$40,802

Summary of the change in certain working capital components,net of effects of acquired businesses
Increase in accounts receivable	$(304)	$(443)	$(136)
Decrease (increase) in inventory	(433)	194	382
Increase in prepaid expenses and other current assets	(514)	(527)	(137)
Increase in accounts payable and accrued expenses	1,745	3,751	1,036
(Increase) decrease in prepaid corporate income taxes	1,828	(3,012)	(1,050)
(Decrease) increase in deferred revenue	1,153	2,450	(322)

Net change in certain working capital components	$3,475	$2,413	$(227)

See notes to consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2002 and 2003
(In thousands of dollars, except share data)

1.	Nature of Business

      Town Sports International, Inc. and Subsidiaries (the “Company”) owns and operates 127 fitness clubs (“clubs”) and partly owns and operates two additional clubs as of December 31, 2003. The Company operates in a single segment. The Company operates 86 clubs in the New York metropolitan market, 19 clubs in the Boston market, 15 clubs in the Washington, D.C. market, six in the Philadelphia market and three clubs in Switzerland. The Company’s geographic concentration in the New York metropolitan market may expose the Company to adverse developments related to competition, demographic changes, real estate costs, acts of terrorism and economic down turns. The Company’s Swiss operations are immaterial to the Company’s consolidated financial position, results of operations, and cash flows.

2.	Summary of Significant Accounting Policies

a. Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Town Sports International, Inc. (“TSI”) and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Certain reclassifications were made to the reported amounts at December 31, 2001 and 2002 to conform to the presentation at December 31, 2003.

b. Revenue Recognition

      The Company receives a one-time non-refundable initiation fee and monthly dues from its members. The Company’s members have the option to join on a month-to-month basis or to commit to a one or two year membership. Month-to-month members can cancel their membership at any time with 30 days notice. Initiation fees and related direct expenses, primarily salaries and sales commissions payable to membership consultants, are deferred and recognized, on a straight-line basis, in operations over an estimated membership life of twenty four (24) months. The amount of costs deferred do not exceed the related deferred revenue for the periods presented. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Revenues from ancillary services are recognized as services are performed. Management fees earned for services rendered are recognized at the time the related services are performed.

      The Company recognizes revenue from merchandise sales upon delivery to the member.

      In connection with advance receipts of fees or dues, the Company is required to maintain surety bonds totaling $3,342 pursuant to various state consumer protection laws.

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

e. Advertising and Club Preopening Costs

      Advertising costs and club preopening costs are charged to operations during the period in which they are incurred except for production costs related to television and radio advertisements, which are expensed when the related commercials are first aired. Total advertising costs incurred by the Company during the years ended December 31, 2001, 2002 and 2003 totaled $9,327, $8,888 and $9,783, respectively, and are included in club operations.

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

g. Corporate Income Taxes

      Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the financial statement and tax basis of assets and liabilities (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

h. Statements of Cash Flows

      Supplemental disclosure of cash flow information:

	2001	2002	2003

Cash paid
Interest (net of amounts capitalized)	$13,887	$15,035	$24,004
Income taxes	10,087	13,187	3,104

Noncash investing and financing activities
Acquisition of fixed assets included in accounts payable and accrued expenses	7,538	3,901	7,287
Acquisition of equipment and software financed by lessors	2,853	2,575	—
See Notes 6, 9, 10 and 11 for additional noncash investing and financing activities

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

i. Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments which have original maturities of three months or less when acquired to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value. The Company owns and operates a captive insurance company in the State of New York. Under the insurance laws of the State of New York, this captive insurance company is required to maintain a cash balance of at least $250. At December 31, 2003, $252 of cash related to this wholly owned subsidiary was included within cash and cash equivalents.

j. Deferred Lease Liabilities and Noncash Rental Expense

      The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis over the life of the lease.

k. Foreign Currency

      At December 31, 2003, the Company owns three Swiss clubs, which use the local currency as their functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while income and expense items are translated into U.S. dollars at the average exchange rate for the period. For all periods presented foreign exchange transaction gains and losses were not material. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in stockholders’ deficit. The difference between the Company’s net income and comprehensive income is the effect of foreign exchange translation adjustments, which was immaterial for 2001, and was $272 and $303 for 2002 and 2003, respectively.

l. Investments in Affiliated Companies

      The Company has investments in Capitol Hill Squash Club Associates (“CHSCA”) and Kalorama Sports Management Associates (“KSMA”) (collectively referred to as the “Affiliates”). The Company has a limited partnership interest in CHSCA, which provides the Company with approximately 20% of the CHSCA profits, as defined. The Company has a co-general partnership and limited partnership interests in KSMA, which entitles it to receive approximately 45% of the KSMA profits, as defined. The Affiliates have operations, which are similar, and related to, those of the Company. The Company accounts for these Affiliates in accordance with the equity method. The assets, liabilities, equity and operating results of the Affiliates and the Company’s pro rata share of the Affiliates’ net assets and operating results were not material for all periods presented.

m. Intangible Assets, Goodwill and Debt Issuance Costs

      Intangible assets consist of membership lists, a beneficial lease and covenants-not-to-compete. These assets are stated at cost and are being amortized by the straight-line method over their estimated lives. Membership lists are amortized over 24 months and covenants-not-to-compete are amortized over the contractual life, generally five years. The beneficial lease is being amortized over the remaining life of the underlying club lease.

      In accordance with the Statement on Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, goodwill has not been amortized subsequent to December 31, 2001. For the year ended December 31, 2001, goodwill was amortized by the straight-line method over the remaining lives of the underlying club leases, five to fifteen years. See Note 4 for further discussion on Goodwill and Intangible Assets.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Debt issuance costs are classified within other assets and are being amortized as additional interest expense over the life of the underlying debt, five to eight years, using the interest method. Amortization of debt issue costs was $1,882, $1,928 and $1,627 for December 31, 2001, 2002 and 2003, respectively.

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

p. Stock-Based Employee Compensation

      For financial reporting purposes, the Company accounts for stock-based compensation in accordance with the intrinsic value method (“APB No. 25”). In accordance with this method, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock is not greater than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to employees with variable terms or if the fair value of the Company’s stock as of the measurement date is greater than the amount an employee must pay to acquire the stock, then the Company will recognize compensation expense. The fair value of warrants granted to nonemployees for financing were recorded as deferred financing costs and amortized into interest expense using the interest method. See Note 10 for further discussion on stock options and warrants.

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

	2001	2002	2003

Net loss attributed to common stockholders, as reported	$(3,155)	$(1,036)	$(3,555)
Add
Stock-based employee compensation expense included in reported net loss attributed to common stockholders, net of related tax effects	84	38	12
Deduct
Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(229)	(142)	(167)

Pro forma net loss attributed to common stockholders	$(3,300)	$(1,140)	$(3,710)

      Since option grants vest over several years and additional grants are expected in the future, the pro forma results noted above are not likely to be representative of the effects on future years of the application of the fair value based method.

      For the purposes of the above pro forma information, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Date
Class A Common	Rate	Life	Volatility	Yield	of Grant

1999 Grants	5.7%	5 years	60%	—	$30.10
2000 Grants	6.6	5	69	—	47.11
2001 Grants	4.6	5	72	—	111.89
2003 Grants	3.8	6	55	—	14.50

q. Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity (FAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of December 31, 2003 the Company does not have financial instruments within the scope of this pronouncement.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 requires a variable interest entity, or VIE, to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a VIE subject to consolidation. Interpretation No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, a modification to Interpretation No. 46 was issued (Interpretation No. 46R) which delayed the effective date until no later than fiscal periods ending after March 31, 2004 and provided additional technical clarifications to implementation issues. The Company does not currently have any variable interest entities as defined in

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interpretation No. 46R. The Company does not expect that the adoption of this statement will have a material impact on the consolidated financial statements.

r. Series A Redeemable Preferred Stock

      As described in Note 9, the Company has issued 153,637 shares of Series A Redeemable Preferred Stock (“Series A”). The Company has reclassified its 2001 financial statements to account for a redemption feature included in the Series A stock in accordance with the guidance in EITF Topic No. D-98: Classification and Measurement of Redeemable Securities (“EITF Topic No. D-98”). EITF Topic No. D-98 provided additional guidance on the appropriate classification of redeemable preferred stock upon the occurrence of an event that is not solely within the control of an issuer. EITF Topic No. D-98 requires retroactive application in the first fiscal quarter ending after December 15, 2001 by reclassifying the financial statements of prior periods. The carrying value of the Series A stock, which was previously presented as a component of stockholders’ deficit, has been reclassified as redeemable preferred stock outside of stockholders’ deficit. The reclassification of the 2001 financial statements for the Series A stock had no effect on the Company’s net income, net loss attributable to common stockholders cash flows from operations, or total assets. The following sets forth the overall effect of the reclassification on the Company’s stockholders’ deficit at December 31, 2001:

Stockholders’ deficit prior to reclassification	$(2,365)
Reclassification of Series A stock	(30,432)

Stockholders’ deficit after the reclassification	$(32,797)

3.     Fixed Assets

      Fixed assets as of December 31, 2002 and 2003, are shown at cost, less accumulated depreciation and amortization, and are summarized below:

	2002	2003

Leasehold improvements	$211,480	$234,560
Club equipment	50,937	58,376
Furniture, fixtures and computer equipment	33,779	34,703
Computer software	4,503	7,838
Building and improvements	4,995	4,995
Land	986	986
Construction in progress	8,631	13,836

	315,311	355,294
Less: Accumulated depreciation and amortization	104,488	131,695

	$210,823	$223,599

      Depreciation and leasehold amortization expense for the years ended December 31, 2001, 2002 and 2003, was $25,780, $30,645 and $33,987, respectively.

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

      A reconciliation of reported net income for the year ended December 31, 2001 to net income adjusted for the impact of SFAS 142 over that same period is as follows:

2001

Net income as reported	$7,046
Goodwill amortization	4,436
Deferred tax benefit	(1,344)

Net income as adjusted	$10,138

      In addition, the Company is required to conduct an annual review of goodwill for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. In 2003, the Company did not have to record a charge to earnings for an impairment of goodwill as a result of its annual review conducted during the first quarter.

      The change in the carrying amount of goodwill from December 31, 2002 through December 31, 2003 is as follows:

Balance at December 31, 2002	$45,531
Changes due to
Currency	203
Acquisitions	130

Balance at December 31, 2003	$45,864

      A summary of our acquired amortizable intangible assets as of December 31, 2002 and 2003 is as follows:

	December 31, 2002

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Acquired intangible assets
Membership lists	$11,054	$(9,605)	$1,449
Covenants-not-to-compete	876	(711)	165
Beneficial lease	223	(162)	61

	$12,153	$(10,478)	$1,675

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangibles

Acquired intangible assets
Membership lists	$10,205	$(9,630)	$575
Covenants-not-to-compete	876	(871)	5
Beneficial lease	223	(173)	50

	$11,304	$(10,674)	$630

      The amortization expense of the above acquired intangible assets for each of the five years ending December 31, 2008 will be as follows:

Amortization
Expense

Year Ending December 31,
2004	$591
2005	11
2006	11
2007	11
2008	6

$630

      Amortization expense of intangible assets for the years ended December 31, 2001, 2002 and 2003, was $6,403, $1,103 and $940, respectively.

5.	Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2002	2003

Accrued payroll	$7,817	$6,086
Accrued interest	2,731	5,157
Accrued construction in progress and equipment	2,650	5,300
Accrued occupancy costs	3,514	4,002
Accrued other	4,922	5,461

	$21,634	$26,006

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations consist of the following:

	December 31,

	2002	2003

Senior Notes 9 5/8%	$—	$255,000
Series B 9 3/4% Senior Notes, due 2004	125,000	—
Line of credit borrowings	14,500	—
Subordinated credit borrowings	9,000	—
Notes payable for acquired businesses	6,230	4,358
Capital lease obligations	6,213	2,519

	160,943	261,877
Less: Current portion due within one year	5,178	3,486

Long-term portion	$155,765	$258,391

      The aggregate long-term debt and capital lease obligations maturing during the next five years and thereafter is as follows:

Amount Due

Year Ending December 31,
2004	$3,486
2005	1,056
2006	619
2007	632
2008	217
Thereafter	255,867

$261,877

      In October 1997, the Company issued $85,000 of Series B 9 3/4% Senior Notes due October 2004. The net proceeds from the Senior Notes totaled approximately $81,700. The transaction fees of approximately $3,300, were accounted for as deferred financing costs. In June 1999, the Company issued $40,000 of Senior Notes at a price of 98.75%, providing the Company with $39,500 of proceeds before expenses relating to the issuance. The Senior Notes bear interest at an annual rate of 9 3/4%, payable semi-annually. The Senior Notes are redeemable at the option of the Company on or after October 15, 2001. For redemption prior to October 15, 2004, the Company would be required to pay a premium as defined. The $85,000 and $40,000 issuances are collectively referred to as the “Senior Notes.” The Senior Notes were redeemed on April 16, 2003. See the April 16, 2003 Refinancing Transactions discussed below.

      Prior to the April 16, 2003 refinancing transactions, the Company had a $25,000 line of credit with its principal bank for direct borrowings and letters of credit. The line of credit carried interest at the Company’s option based upon the Eurodollar borrowing rate plus 2.50% or the bank’s prime rate plus 1.50%, as defined and the Company was required to pay a commitment commission of 0.375% per annum based upon the daily unutilized amount. There were $10,500 of Eurodollar and $4,000 of prime rate based borrowings outstanding against this line as of December 31, 2002. The interest rates charged on the Eurodollar borrowings and prime rate based borrowings outstanding at December 31, 2002 were 4.0% and 6.25%, respectively. In connection with the April 16, 2003 refinancing transactions, this line of credit was terminated.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2000, the Company entered into a Subordinated Credit Agreement (the “Subordinated Agreement”) with an affiliate of a stockholder of the Company. This Subordinated Agreement provided for up to $20,000 of principal borrowings and would have expired December 31, 2004. Interest on principal borrowings accrued at 12.75% per annum; 9.75% of which was payable on a monthly basis and the remaining 3% was accruable and payable, at the option of the Company, through maturity. The Company was charged a fee of 0.083% per month based on the portion of the facility not utilized. There were $9,000 of Subordinated credit borrowings outstanding as of December 31, 2002. In connection with the April 16, 2003 refinancing transactions, this Subordinated Credit Agreement was terminated.

April 16, 2003 Refinancing Transaction

      On April 16, 2003 the Company successfully completed a refinancing of its debt. This refinancing included an offering of $255,000 of 9 5/8% Senior Notes (“Notes”) that will mature April 15, 2011, and the entering into of a new $50,000 senior secured revolving credit facility (the “Senior Credit Facility”) that will expire April 15, 2008. The transaction fees of approximately $9,600 have been accounted for as deferred financing costs. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15 and October 15. In connection with this refinancing, the Company wrote-off $3,709 of deferred financing costs related to extinguished debt, paid a call premium of $3,048 and incurred $1,016 of interest on the 9 3/4% Notes representing the interest incurred during the 30 day redemption notification period.

      The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.25:1.00 during 2003, and a maximum permitted total leverage ratio of 4.00:1.00 during 2003. Loans under the Senior Credit Facility will, at our option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at December 31, 2003 and outstanding letters of credit issued totaled $1,749. The Company is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of December 31, 2003 was $48,251.

      Notes payable were incurred upon the acquisition of various clubs and are subject to the Company’s right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes are stated at rates of between 5% and 9%, and are non-collateralized. The notes are due on various dates through 2012.

      The carrying value of long-term debt, other than the Senior Notes and the Notes, approximates fair market value as of December 31, 2002 and 2003 as the debt is generally short-term in nature. Based on quoted market prices, the Senior Notes have a fair value of approximately $125,000 at December 31, 2002 and the Notes have a fair value of approximately $272,850 at December 31, 2003.

      The Company’s interest expense and capitalized interest related to funds borrowed to finance club facilities under construction for the years ended December 31, 2001, 2002 and 2003 are as follows:

	Years Ended December 31,

	2001	2002	2003

Interest costs expensed	$14,918	$16,559	$23,670
Interest costs capitalized	907	354	322

	$15,825	$16,913	$23,992

      The Company leases equipment under noncancelable capital leases. The initial lease terms range from three to five years, after which the Company has the right to purchase the equipment at amounts defined by the agreements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, minimum rental payments, under all capital leases, including payments to acquire leased equipment, are as follows:

Minimum
Annual Rental

Year Ending December 31,
2004	$2,337
2005	224

2,561
Less: Amounts representing interest	42

Present value of minimum capital lease payments	$2,519

      The cost of leased equipment included in club equipment was approximately $12,658 and $12,097 at December 31, 2002 and 2003, respectively; and the related accumulated depreciation was $5,686 and $7,544, respectively.

7.	Related Party Transactions

      The Company entered into a professional service agreement with Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), a stockholder of the Company for strategic and financial advisory services on December 10, 1996. Fees for such services, which are included in General and administrative expenses, are $250 per annum, and are payable while BRS owns 20% or more of the outstanding Common stock of the Company. No amounts were due BRS at December 31, 2002 and 2003.

      The Company’s Subordinated Agreement discussed in Note 6 was entered into with an affiliate of a stockholder of the Company in 2000. This agreement was terminated in connection with the April 16, 2003 Refinancing Transaction.

8.	Leases

      The Company leases office, warehouse and multi-recreational facilities and certain equipment under noncancelable operating leases. In addition to base rent, the facility leases generally provide for additional rent based on increases in real estate taxes and other costs. Certain leases give the Company the right to acquire the leased facility at defined prices based on fair value and provide for additional rent based upon defined formulas of revenue, cash flow or operating results of the respective facilities. Under the provisions of certain of these leases, the Company is required to maintain irrevocable letters of credit, which total $1,749 as of December 31, 2003.

      The leases expire at various times through December 31, 2027, and certain leases may be extended at the Company’s option.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental payments under noncancelable operating leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2004	$50,976
2005	51,659
2006	51,500
2007	49,511
2008	47,476
Aggregate thereafter	369,831

$620,953

      Rent expense, including the effect of deferred lease liabilities, for the years ended December 31, 2001, 2002 and 2003 was $42,341, $52,085 and $59,273, respectively. Such amounts include additional rent of $7,119, $8,368 and $10,342, respectively.

      The Company, as landlord, leases space to third party tenants under noncancelable operating leases and licenses. In addition to base rent, certain leases provide for additional rent based on increases in real estate taxes, indexation, utilities and defined amounts based on the operating results of the lessee. The leases expire at various times through August 31, 2014. Future minimum rentals receivable under noncancelable leases are as follows:

Minimum
Annual Rental

Year Ending December 31,
2004	$2,167
2005	2,392
2006	2,196
2007	1,985
2008	1,278
Aggregate thereafter	5,723

$15,741

      Rental income, including noncash rental income, for the years ended December 31, 2001, 2002 and 2003 was $1,879, $2,132 and $2,434, respectively. Such amounts include additional rental charges above the base rent of $982, $1,046 and $679, respectively.

9.	Redeemable Preferred Stock

Redeemable Senior Preferred Stock

      During November 1998, the Company issued 40,000 shares of mandatorily redeemable Senior stock (“Senior”) and 143,261 warrants. During 2002 71,630 of these warrants were exercised and in January 2004 the remaining 71,631 warrants were exercised (see Note 18 Subsequent Events). The Senior stock had no voting rights except as required by law. The warrants had an exercise price of $0.01, expire in November 2008 and are exercisable into an equal number of shares of Class A Common Stock. After payment of fees and expenses of approximately $365, the Company received net proceeds of $39,635. Upon issuance, a $3,416 value was ascribed to the warrants. The initial fair value of the Senior stock ($36,219) was being accreted to

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its liquidation value using the interest method. The Senior stock was redeemable in November 2008. The Company, at its option, could redeem the Senior stock at any time without premium.

      The Senior stock had a liquidation value of $1,000 per share plus cumulative unpaid dividends of $26,977 as of April 16, 2003. The Senior stock holders were entitled to a cumulative 12% annual dividend, based on the share price of $1,000. On April 16, 2003, in connection with the refinancing transaction discussed in Note 6, all of the Senior stock was redeemed at a liquidation value of $66,977. During 2003, the Company recorded $4,852 of accretion, which was comprised of stock dividend accretion of $2,465 and the remaining warrant accretion to liquidation value of $2,387.

Series A Redeemable Preferred Stock

      During fiscal years 1997 and 1998, the Company issued 152,455 and 1,182 shares, respectively, of Series A redeemable preferred stock. As of December 31, 2002 and 2003, 153,637 shares of Series A stock were outstanding. Series A stock has liquidation preferences over Common Stock in the event of a liquidation, dissolution or winding up of the Company. Series A stock has no conversion features or voting rights except as required by law, and rank “pari passu.” Series A stock has a liquidation value of $100 per share plus cumulative unpaid dividends of $24,526 as of December 31, 2003. Series A stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $100. The Company may, at its sole discretion, pay any dividends by cash or by the issuance of additional Series A shares. The Company may at any time redeem all or any portion of the Series A stock at a price equal to the liquidation value plus cumulative unpaid dividends.

      A summary of transactions related to Series A stock is as follows:

		Carrying
	Shares	Value

Proceeds received in connection with the issuance of Series A stock	153,637	$15,364
Accretion of Series A stock dividends	—	11,216

January 1, 2001 Series A stock	153,637	26,580
Accretion to Series A stock dividends	—	3,852

December 31, 2001 Series A stock	153,637	30,432
Accretion to Series A stock dividends	—	4,409

December 31, 2002 Series A stock	153,637	34,841
Accretion to Series A stock dividends	—	5,049

December 31, 2003 Series A stock	153,637	$39,890

      In the event of a change in control as defined, each holder of Series A stock then outstanding may require the Corporation, and the Corporation shall be obligated, to redeem all or any portion of the Series A stock owned by such holder.

      In February 2004, the Company redeemed all of the Series A stock at a liquidation value of $40,516. See Note 18, Subsequent Events.

10.	Stockholders’ Deficit

a. Capitalization

      The Company’s certificate of incorporation, as amended, provides for the issuance of up to 3,500,000 shares of capital stock, consisting of 2,500,000 shares of Class A Voting Common Stock (“Class A”), par value $0.001 per share; 500,000 shares of Class B Non-voting Common Stock (“Class B”),

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

par value of $0.001 per share, (Class A and Class B are collectively referred to herein as “Common Stock”); and 200,000 shares of Series B Preferred Stock (“Series B”) par value $1.00 per share. This also includes the redeemable preferred stock discussed in Note 9, 100,000 shares Senior stock, par value $1.00 per share and 200,000 shares of Series A stock, par value $1.00 per share.

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

Series B Preferred Stock

      During December 1996, the Company issued 3,857 shares of Series B preferred stock, 3,822 shares of which were outstanding as of December 31, 2002. During 2003, the Company issued an additional 106,267 shares and repurchased 549 shares of previously issued Series B preferred stock which were retired. The executives sold all of the Series B stock issued in connection with the 106,267 shares to an affiliate of a stockholder of the Company. Series B stock has liquidation preferences over Common Stock in the event of a liquidation, dissolution or winding up of the Company. Series B stock has no voting rights except as required by law, and rank “pari passu.” Upon consummation of an IPO, at the option of the holder, each Series B stock is convertible into Class A Common Stock at prices, at which the Class A Common Stock is sold in such IPO. The Company may at any time redeem all or any portion of the Series B stock at a price equal to the liquidation value plus cumulative unpaid dividends. Series B stock has a liquidation value of $35 per share plus cumulative unpaid dividends of $6,127 as of December 31, 2003. Series B stockholders are entitled to a cumulative 14% annual dividend based upon the per share price of $35. The Company may, at its sole discretion, pay any dividends by cash or by the issuance of additional Series B shares.

      In the event of a change in control, as defined, each holder of Series B stock then outstanding may require the Corporation, and the Corporation shall be obligated, to redeem all or any portion of the Series B stock owned by such holder. The Series B preferred stockholders do not control a majority of the votes of the board of directors through direct representation or other rights.

      In February 2004, the Company redeemed all of the Series B stock at a liquidation value of $10,118. See Note 18, Subsequent Events.

b.	Stock Options

Class A Common Stock Options

      During the year ended May 31, 1997, the Company adopted the Town Sports International Inc. Common Stock Option Plan (the “Plan”). The provisions of the Plan, as amended and restated, provide for the Company’s Board of Directors to grant to executives and key employees options to acquire 162,754 shares of Class A stock.

      Grants vest in full at various dates between December 2007 and 2012. The vesting of these grants will be accelerated in the event that certain defined events occur including the achievement of annual equity values or the sale of the Company. The term of each of these grants is ten or eleven years.

      In accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company recorded unearned compensation in connection with the 1998 Grants and the 2001 Grants. Such amount is included

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within stockholders’ deficit and represented the difference between the estimated fair value of the Class A stock on the date of amendment or grant, respectively, and the exercise price. Unearned compensation will be amortized as compensation expense over the vesting period. During the years ended December 31, 2001, 2002 and 2003, amortization of unearned compensation totaled $156, $70 and $21, respectively.

      As of December 31, 2003, there were 30,227 shares reserved for future option awards.

      As of December 31, 2001, 2002 and 2003, a total of 76,474, 75,819 and 80,294 Class A Common stock options were exercisable, respectively.

Series B Preferred Stock Options

      During the year ended May 31, 1997, the Company granted 164,783 options (“Series B Options”) to certain employees which entitle the holders to purchase an equal number of shares of Series B stock at an exercise price of $10.00 per share. Series B Options were fully vested on the date of grant and expire on December 31, 2021. The terms of the Series B Options also contained provisions whereby the exercise price would be reduced, or in certain cases, the option holder would receive cash in accordance with a formula as defined. The aggregate value of, either a reduction in exercise price, or the distribution of cash is deemed compensatory and, accordingly, is recorded as a compensation expense. For the years ended December 31, 2001, 2002 and 2003 compensation expense recognized in connection with Series B Options totaled $993, $1,137 and $177, respectively. All Series B Preferred stock options were exercisable upon grant. There are no shares of Series B Preferred Stock reserved for future option grants.

      In January 2003, an executive officer of the Company exercised 9,530 Series B Options, and in turn these newly issues shares were repurchased by the Company for $540 and were retired. In February 2003, several executives of the Company exercised and converted the remaining 148,775 Series B Options in to 106,267 shares of Series B preferred stock. The difference between the 148,775 options exercised and the 106,267 shares issued is due to the remittance of these shares to the Company to cover the purchase price of the stock. The remitted shares were subsequently retired by the Company.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the stock option activity for the years ended December 31, 2001, 2002 and 2003:

		Weighted		Weighted
		Average		Average
	Class A	Exercise	Series B	Exercise
	Common	Price	Preferred	Price

Balance at January 1, 2001	92,682	$23.88	158,306	$10.00
Granted	7,400	$100.00 (i)	—
Exercised	(788)	$32.53	—
Forfeited	(512)	$25.76	—

Balance at December 31, 2001	98,782	$29.32	158,306	$10.00
Exercised	(3,100)	$22.93	—
Forfeited	(2,200)	$84.57	—

Balance at December 31, 2002	93,482	$28.23	158,306	$10.00
Granted	46,400	$144.00 (ii)	—
Exercised	(1,740)	$36.14	(158,306)	$10.00
Forfeited	(7,610)	$24.48	—

Balance at December 31, 2003	130,532	$69.49	—

(i)	Option exercise price of these options was less than the estimated fair value on the grant date.

(ii)	Option exercise price was greater than market price on the grant date.

      The following table summarizes stock option information as of December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Class A Common	Outstanding	Life	Price	Exercisable	Price

1997 Grants	45,586	36 months	$1.00	45,586	$1.00
1998 Grants	7,800	52 months	$17.50	7,800	$17.50
1999 Grants	9,700	60 months	$53.00	7,760	$53.00
2000 Grants	16,446	72 months	$75.00	9,868	$75.00
2001 Grants	4,600	101 months	$100.00	—	$100.00
2003 Grants	46,400	108 months	$144.00	9,280	$144.00

Total Grants	130,532			80,294

11.	Asset Acquisitions

      During the period from January 1, 2001 through December 31, 2002, the Company completed the acquisition of six fitness clubs. There were no club acquisitions during the year ended December 31, 2003. None of the individual acquisitions were material to the financial position, results of operations or cash flows of

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company. The table below summarizes the aggregate purchase price and the purchase price allocation to assets acquired:

	Years Ended
	December 31,

	2001	2002

Number of clubs acquired	2	4

Purchase prices payable in cash at closing	$1,272	$2,322
Issuance and assumption of notes payable	250	4,725

Total purchase prices	$1,522	$7,047

Allocation of purchase prices
Goodwill	$1,316	$4,479
Fixed assets	235	1,955
Membership lists	181	1,432
Other net liabilities acquired	(172)	(108)
Deferred revenue	(38)	(711)

Total allocation of purchase prices	$1,522	$7,047

      For financial reporting purposes, these acquisitions have been accounted for under the purchase method and, accordingly, the purchase prices have been assigned to the assets and liabilities acquired on the basis of their respective fair values on the date of acquisition. The excess of purchase prices over the net tangible assets acquired has been allocated to membership lists acquired and goodwill. The results of operations of the clubs have been included in the Company’s consolidated financial statements from the respective dates of acquisition. Certain acquisitions have continuing consideration based on future earnings, which will be capitalized as part of the purchase price when incurred. The impact of these acquisitions on the consolidated financial statements of the Company was not material.

12.	Revenue from Club Operations

      Revenues from club operations for the years ended December 31, 2001, 2002 and 2003 are summarized below:

	Years Ended December 31,

	2001	2002	2003

Membership dues	$227,073	$257,917	$273,608
Initiation fees	13,287	14,361	13,891
Other club revenues	37,840	42,717	48,641

	$278,200	$314,995	$336,140

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Corporate Income Taxes

      The provision (benefit) for income taxes for the years ended December 31, 2001, 2002 and 2003 consisted of the following:

	Year Ended December 31, 2001

		State and
	Federal	Local	Total

Current	$7,964	$3,415	$11,379
Deferred	(3,357)	(1,169)	(4,526)

	$4,607	$2,246	$6,853

	Year Ended December 31, 2002

		State and
	Federal	Local	Total

Current	$6,483	$4,388	$10,871
Deferred	(536)	(626)	(1,162)

	$5,947	$3,762	$9,709

	Year Ended December 31, 2003

		State and
	Federal	Local	Total

Current	$463	$1,591	$2,054
Deferred	3,017	466	3,483

	$3,480	$2,057	$5,537

      The components of the net deferred tax asset as of, December 31, 2002 and 2003 are summarized below:

	December 31,

	2002	2003

Deferred tax assets
Deferred lease liabilities	$9,821	$9,998
Deferred revenue	5,954	5,156
Fixed assets and intangible assets	5,032	4,054
Compensation expense incurred in connection with stock options	4,855	1,489
State net operating loss carry-forwards	1,151	1,431
Other	(1)	517

	26,812	22,645

Deferred tax liabilities
Deferred costs	(6,174)	(5,490)

	(6,174)	(5,490)

Net deferred tax assets, prior to valuation allowance	20,638	17,155
Valuation allowance	(384)	(384)

Net deferred tax assets	$20,254	$16,771

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, the Company has state net operating loss (“NOL”) carry-forwards of approximately $15,970. Such amounts expire between December 31, 2004 and December 31, 2021. The Company’s $384 valuation allowance has been maintained principally for NOL carryforwards, which are subject to limitations principally due to acquisitions.

      Foreign income and the effect of foreign income taxes was immaterial.

      The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2003, 2002 and 2001:

	Years Ended
	December 31,

	2001	2002	2003

Federal statutory tax rate	35%	35%	35%
State and local income taxes, net of federal tax benefit and change of valuation allowance	8	9	8
Change in state effective income tax rate	1	—	—
Non-deductible goodwill and other permanent differences	3	1	—

	47%	45%	43%

14.     September 11, 2001 Events

      The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events interrupted the operations at four clubs located in downtown Manhattan. Three of the affected four clubs were back in operation by October 2001, while the fourth club reopened in September 2002.

      The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In this regard in the third quarter of 2001 a $175 insurance receivable was recorded representing an estimate of costs incurred in September 2001. Such costs included rent, payroll benefits, and other club operating costs incurred during period of closure. In 2002, we collected this $175 receivable and received additional on-account payments of $1,025. In 2003 the Company received $2,800 from its insurer and the Company entered into a final settlement agreement. These on-account and final payments were classified with fees and other revenue when received.

15.     Contingencies

      On February 13, 2003, an individual filed suit against the Company in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained an injury at one of our club locations resulting in serious bodily injury. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages, in the amount of two hundred and fifty million dollars, was dismissed on January 26, 2004. The Company has in force fifty-one million dollars of insurance coverage to cover claims of this nature. The Company intends to vigorously contest this lawsuit and presently anticipates that these matters will be covered by insurance.

      The Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Employee Benefit Plan

      The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make discretionary contributions. The Plan was amended, effective January 1, 2001, to provide for an employer matching contribution in an amount equal to 25% of the participant’s contribution with a limit of five hundred dollars per individual, per annum. Employer matching contributions totaling $200 and $195 were made in February 2003 and 2004, respectively, for the Plan years ended December 31, 2002 and 2003, respectively.

17.     Discontinued Operations

      In the fourth quarter of 2002, the Company closed or sold two remote underperforming, wholly-owned clubs. In connection with the closure of one of the clubs the Company recorded club closure costs of $996 related to the write-off of fixed assets. The Company has accounted for these two clubs as discontinued operations and, accordingly, the results of their operations have been classified as discontinued in the consolidated statement of operations and prior periods have been reclassified in accordance with SFAS No. 144.

      Revenues and pre-tax losses for these discontinued clubs were $1,659 and $894 in 2001 and $1,606 and $322 in 2002, respectively.

18.     Subsequent Events

      On January 26, 2004 warrants to purchase 71,631 shares of Class A common stock were exercised.

      On February 4, 2004 the Company and affiliates and Town Sports International Holdings (“TSI Holdings”), a newly formed company, entered into a Restructuring Agreement. In connection with this Restructuring, the holders of the Company’s Series A Preferred Stock, Series B Preferred Stock and Class A Common stock contributed their shares of the Company to TSI Holdings for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange TSI Holdings contributed to the Company the certificates representing all of the Company shares contributed in the aforementioned exchange and in return the Company issued 1,000 shares of common stock to TSI Holdings, and cancelled on its books and records the certificate representing Company shares contributed to it by TSI Holdings.

      On February 4, 2004 TSI Holdings, successfully completed an offering of 11.0% Senior Discount Notes (“the Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124,807 in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4,375. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213,000, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of the Company.

      On February 6, 2004 all of TSI Holdings’ outstanding Series A stock and Series B stock were redeemed for a total of $50,634.

      On March 12, 2004 65,296 vested common stock options of TSI Holdings were exercised.

      On March 15, 2004 the Board of Directors of TSI Holdings approved a common stock dividend of $52.50 per share to all shareholders of record on March 15, 2004. This dividend was paid on March 17, 2004.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Guarantors

      The Company and all of its domestic subsidiaries have unconditionally guaranteed the $255,000 9 5/8% Senior Notes discussed in Note 6. However, the Company’s foreign subsidiaries have not provided guarantees for these Notes.

      Each guarantor is a wholly owned subsidiary of the Company and the guarantees are full and unconditional and joint and severable. The following schedules set forth condensed consolidating financial information as required by Rule 3-10f of Securities and Exchange Commission Regulation S-X at December 31, 2002 and 2003 and for each of the three years ending December 31, 2003. The financial information illustrates the composition of the combined guarantors.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2002

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(All figures in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$1,575	$3,635	$341	$—	$5,551
Accounts receivable, net	1,840	1,173	99	(1,779)	1,333
Inventory	—	1,106	26	—	1,132
Prepaid corporate income taxes	3,012	—	—	—	3,012
Intercompany receivable (payable)	(18,996)	20,469	(1,473)	—	—
Prepaid expenses and other current assets	5,837	2,093	—	(3,500)	4,430

Total current assets	(6,732)	28,476	(1,007)	(5,279)	15,458
Investment in subsidiaries	206,413	—	—	(206,413)	—
Fixed assets, net	11,273	198,050	1,500	—	210,823
Goodwill, net	—	44,927	604	—	45,531
Intangible assets, net	—	1,569	106	—	1,675
Deferred tax assets, net	20,866	(490)	(122)	—	20,254
Deferred membership costs	—	14,408	—	—	14,408
Other assets	5,038	1,063	—	—	6,101

Total assets	$236,858	$288,003	$1,081	$(211,692)	$314,250

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and capital lease obligations	$5,178	$—	$—	$—	$5,178
Accounts payable	214	5,114	—	—	5,328
Accrued expenses	9,470	13,398	545	(1,779)	21,634
Deferred revenue	—	26,510	—	—	26,510

Total current liabilities	14,862	45,022	545	(1,779)	58,650
Long-term debt and capital lease obligations	155,765	3,500	—	(3,500)	155,765
Deferred lease liabilities	625	23,019	—	—	23,644
Deferred revenue	7	3,345	83	—	3,435
Other liabilities	373	7,157	—	—	7,530

Total liabilities	171,632	82,043	628	(5,279)	249,024

Redeemable preferred stock
Redeemable senior preferred stock	62,125	—	—	—	62,125
Series A preferred stock	34,841	—	—	—	34,841

	96,966	—	—	—	96,966

Stockholders’ deficit
Series B preferred stock	303	—	—	—	303
Common stockholders’ deficit	(32,336)	205,960	160	(206,120)	(32,336)
Accumulated other comprehensive income	293	—	293	(293)	293

Total stockholders’ deficit	(31,740)	205,960	453	(206,413)	(31,740)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$236,858	$288,003	$1,081	$(211,692)	$314,250

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2003

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(All figures in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$420	$39,006	$1,376	$—	$40,802
Accounts receivable, net	2,230	1,235	133	(2,129)	1,469
Inventory	0	720	30	—	750
Prepaid corporate income taxes	4,062	—	—	—	4,062
Intercompany receivable (payable)	7,068	(5,451)	(1,617)	—	—
Prepaid expenses and other current assets	6,493	2,329	—	(3,500)	5,322

Total current assets	20,273	37,839	(78)	(5,629)	52,405
Investment in subsidiaries	238,166	—	—	(238,166)	—
Fixed assets, net	11,671	210,477	1,451	—	223,599
Goodwill, net	—	45,058	806	—	45,864
Intangible assets, net	—	630	—	—	630
Deferred tax assets, net	17,399	(491)	(137)	—	16,771
Deferred membership costs	—	13,038	—	—	13,038
Other assets	9,005	887	—	—	9,892

Total assets	$296,514	$307,438	$2,042	$(243,795)	$362,199

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and capital lease obligations	$3,486	$—	$—	$—	3,486
Accounts payable	220	5,159	—	—	5,379
Accrued expenses	11,416	16,091	628	(2,129)	26,006
Deferred revenue	—	26,621	—	—	26,621

Total current liabilities	15,122	47,871	628	(2,129)	61,492
Long-term debt and capital lease obligations	274,947	(13,056)	—	(3,500)	258,391
Deferred lease liabilities	563	25,293	—	—	25,856
Deferred revenue	(64)	2,973	93	—	3,002
Other liabilities	351	7,511	—	—	7,862

Total liabilities	290,919	70,592	721	(5,629)	356,603

Redeemable preferred stock
Series A preferred stock	39,890	—	—	—	39,890

	39,890	—	—	—	39,890

Stockholders’ deficit
Series B preferred stock	9,961	—	—	—	9,961
Common stockholders’ deficit	(44,851)	236,845	725	(237,570)	(44,851)
Accumulated other comprehensive income	596	—	596	(596)	596

Total stockholders’ deficit	(34,294)	236,845	1,321	(238,166)	(34,294)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$296,515	$307,437	$2,042	$(243,795)	$362,199

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2001

			Non-
		Subsidiary	Guarantors
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(All figures in thousands of dollars)
Revenues
Club operations	$113	$275,482	$2,605	$—	$278,200
Fees and other	1,272	6,012	—	(3,851)	3,433

	1,385	281,494	2,605	(3,851)	281,633

Operating expenses
Payroll and related	20,083	91,537	1,146	—	112,766
Club operating	447	91,089	705	(3,300)	88,941
General and administrative	390	18,658	288	(551)	18,785
Depreciation and amortization	2,636	29,021	528	—	32,185

	23,556	230,305	2,667	(3,851)	252,677

Operating income	(22,171)	51,189	(62)	—	28,956
Interest expense	14,904	352	12	(350)	14,918
Interest income	(722)	(19)	—	350	(391)

Income from continuing operations before provision for corporate income taxes	(36,353)	50,856	(74)	—	14,429
Provision for corporate income taxes	(17,268)	24,108	13	—	6,853

Income from continuing operations before equity earnings	(19,085)	26,748	(87)	—	7,576
Equity earnings from subsidiaries	26,131	—	—	(26,131)	—
Loss on discontinued operations, net of income tax benefit of $551	—	(530)	—	—	(530)

Net income	$7,046	$26,218	$(87)	$(26,131)	$7,046

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2002

			Non-
		Subsidiary	Guarantors
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(All figures in thousands of dollars)
Revenues
Club operations	$241	$310,926	$3,828	$—	$314,995
Fees and other	2,187	6,290	—	(4,045)	4,432

	2,428	317,216	3,828	(4,045)	319,427

Operating expenses
Payroll and related	22,184	105,390	1,531	—	129,105
Club operating	564	101,088	945	(3,484)	99,113
General and administrative	437	21,149	343	(561)	21,368
Depreciation and amortization	2,857	28,509	382	—	31,748

	26,042	256,136	3,201	(4,045)	281,334

Operating income	(23,614)	61,080	627	—	38,093
Interest expense	16,548	351	10	(350)	16,559
Interest income	(488)	—	(444)	350	(138)

Income from continuing operations before provision for corporate income taxes	(39,674)	60,729	617	—	21,672
Provision for corporate income taxes	(17,766)	27,296	179	—	9,709

Income from continuing operations before equity earnings	(21,908)	33,433	438	—	11,963
Equity earnings from subsidiaries	33,104	—	—	(33,104)	—
Loss on discontinued operations, net of income tax benefit of $551	—	(767)	—	—	(767)
Cumulative effect of a change in accounting principle, net of income tax benefit of $812	(689)	(689)	—	689	(689)

Net income	$10,507	$31,977	$438	$(32,415)	$10,507

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2003

			Non-
		Subsidiary	Guarantors
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(All figures in thousands of dollars)
Revenues
Club operations	$427	$331,102	$4,611	$—	$336,140
Fees and other	3,990	6,586	—	(4,175)	6,401

	4,417	337,688	4,611	(4,175)	342,541

Operating expenses
Payroll and related	21,439	107,364	1,782	—	130,585
Club operating	772	112,800	1,112	(3,615)	111,069
General and administrative	(123)	22,291	387	(560)	21,995
Depreciation and amortization	3,890	30,661	376	—	34,927

	25,978	273,116	3,657	(4,175)	298,576

Operating income	(21,561)	64,572	954	—	43,965
Loss on extinguishment of debt	7,773	—	—	—	7,773
Interest expense	23,891	130	(1)	(350)	23,670
Interest income	(794)	—	—	350	(444)

Income from continuing operations before provision for corporate income taxes	(52,431)	64,442	955	—	12,966
Provision for corporate income taxes	(24,100)	29,401	236	—	5,537

Income from continuing operations before equity earnings	(28,331)	35,041	719	—	7,429
Equity earnings from subsidiaries	35,760	—	—	(35,760)	—

Net income	$7,429	$35,041	$719	$(35,760)	$7,429

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2001

			Non-
		Subsidiary	Guarantors
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(All figures in thousands of dollars)
Cash flows from operating activities
Net income	$7,046	$26,218	$(87)	$(26,131)	$7,046

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,636	29,503	528		32,667
Compensation expense in connection with stock options	1,149	—	—		1,149
Noncash rental expenses, net of noncash rental income	56	4,168	—	—	4,224
Amortization of debt issuance costs	1,882	—	—	—	1,882
Changes in operating assets and liabilities	(6,317)	4,005	99	—	(2,213)
Other	(26,775)	229	8	26,131	(407)

Total adjustments	(27,369)	37,905	635	26,131	37,302

Net cash provided by operating activities	(20,323)	64,123	548	—	44,348

Net cash used in investing activities	(3,893)	(53,751)	(714)	—	(58,358)

Net cash used in financing activities	24,349	(8,491)	245	—	16,103

Net decrease in cash and cash equivalents	133	1,881	79	—	2,093
Cash and cash equivalents
Beginning of period	57	3,311	(3)	—	3,365

End of period	$190	$5,192	$76	$—	$5,458

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2002

			Non-
		Subsidiary	Guarantors
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(All figures in thousands of dollars)
Cash flows from operating activities
Net income	$10,507	$31,977	$438	$(32,415)	$10,507

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,857	28,786	382	—	32,025
Goodwill impairment write-off and club closure costs	—	2,297	—	—	2,297
Compensation expense in connection with stock options	1,207	—	—	—	1,207
Noncash rental expenses, net of noncash rental income	(78)	1,748	—	—	1,670
Amortization of debt issuance costs	1,928	—	—	—	1,928
Changes in operating assets and liabilities	(3,483)	4,768	306	—	1,591
Other	(32,061)	(742)	(32)	32,415	(420)

Total adjustments	(29,630)	36,857	656	32,415	40,298

Net cash provided by operating activities	(19,123)	68,834	1,094	—	50,805

Net cash used in investing activities	(3,128)	(36,805)	(249)	—	(40,182)

Net cash used in financing activities	23,636	(33,586)	(580)	—	(10,530)

Net change in cash and cash equivalents	1,385	(1,557)	265	—	93
Cash and cash equivalents
Beginning of period	190	5,192	76	—	5,458

End of period	$1,575	$3,635	$341	$—	$5,551

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2003

			Non-
		Subsidiary	Guarantors
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

	(All figures in thousands of dollars)
Cash flows from operating activities
Net income	$7,429	$35,041	$719	$(35,760)	$7,429

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,890	30,661	376	—	34,927
Compensation expense in connection with stock options	198	—	—	—	198
Noncash rental expenses, net of noncash rental income	(84)	1,734	—	—	1,650
Loss on extinguishment of debt	7,773	—	—	—	7,773
Amortization of debt issuance costs	1,627	—	—	—	1,627
Changes in operating assets and liabilities	4,011	549	66	—	4,626
Other	(36,277)	485	55	35,760	23

Total adjustments	(18,862)	33,429	497	35,760	50,824

Net cash provided by operating activities	(11,433)	68,470	1,216	—	58,253

Net cash used in investing activities	(4,288)	(38,120)	(326)	—	(42,734)

Net cash used in financing activities	14,566	5,021	145	—	19,732

Net change in cash and cash equivalents	(1,155)	35,371	1,035	—	35,251
Cash and cash equivalents
Beginning of period	1,575	3,635	341	—	5,551

End of period	$420	$39,006	$1,376	$—	$40,802

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2004.

TOWN SPORTS INTERNATIONAL, INC.

By:	/s/ ROBERT GIARDINA

Robert Giardina
Chief Executive Officer
(principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date
Signature

By:	/s/ MARK SMITH Mark Smith	Chairman	March 17, 2004

By:	/s/ ROBERT GIARDINA Robert Giardina	Chief Executive Officer (principal executive officer)	March 17, 2004

By:	/s/ RICHARD PYLE Richard Pyle	Chief Financial Officer and office of the President (principal financial and accounting officer)	March 17, 2004

By:	/s/ KEITH ALESSI Keith Alessi	Director	March 17, 2004

By:	/s/ PAUL ARNOLD Paul Arnold	Director	March 17, 2004

By:	/s/ BRUCE BRUCKMANN Bruce Bruckmann	Director	March 17, 2004

By:	/s/ RICE EDMONDS Rice Edmonds	Director	March 17, 2004

By:	/s/ JASON FISH Jason Fish	Director	March 17, 2004