Form 10-Q
period 2004-03-31
TOWN SPORTS INTERNATIONAL INC
filed 2004-05-13
CIK 1029787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                          [ ] Yes               [X] No

     As of May 13, 2004 date there were 1,000 shares of Class A Common Stock of the Company outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     a) Condensed Consolidated Balance Sheets as of December
        31, 2003 and March 31, 2004.........................    2
     b) Condensed Consolidated Statements of Operations for
        the three months ended March 31, 2003 and 2004......    3
     c) Condensed Consolidated Statements of Cash Flows for
        the three months ended March 31, 2003 and 2004......    4
     d) Notes to Condensed Consolidated Financial
        Statements..........................................    5
  Item 2. Management's Discussion and Analysis of Financial
     Conditions and Results of Operations...................   16
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   22
  Item 4. Controls and Procedures...........................   22
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   23
  Item 2. Change in Securities, Use of Proceeds and
     Issuance, Purchases of Equity Securities...............   23
  Item 3. Defaults upon Senior Securities...................   23
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   23
  Item 5. Other Information.................................   23
  Item 6. Exhibits and Reports on Form-8-K..................   23
SIGNATURES..................................................   24
     Section 302 certification..............................
     Section 302 certification..............................
     Section 302 certification..............................
     Section 906 certification..............................
     Section 906 certification..............................

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2003 AND MARCH 31, 2004
                     (ALL FIGURES $'000, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              DECEMBER 31,    MARCH 31,
                                                                  2003          2004
                                                              ------------    ---------
ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 40,802      $ 52,381
  Accounts receivable, (less allowance for doubtful accounts of $822 and $348 as of December 31, 2003 and March 31,
     2004, respectively)....................................       1,469         3,133
  Inventory.................................................         750           711
  Prepaid corporate income taxes............................       4,062         4,213
  Prepaid expenses and other current assets.................       5,322         2,629
                                                                --------      --------
          Total current assets..............................      52,405        63,067
Fixed assets, net...........................................     223,599       220,356
Goodwill....................................................      45,864        43,843
Intangible assets, net......................................         630           454
Deferred tax asset, net.....................................      16,771        17,678
Deferred membership costs...................................      13,038        12,532
Other assets................................................       9,892         9,582
                                                                --------      --------
          Total assets......................................    $362,199      $367,512
                                                                ========      ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................    $  3,486      $  2,817
  Accounts payable..........................................       5,379         3,973
  Accrued expenses..........................................      20,849        17,386
  Accrued interest..........................................       5,157        11,300
  Deferred revenue..........................................      26,621        31,261
                                                                --------      --------
          Total current liabilities.........................      61,492        66,737
Long-term debt and capital lease obligations................     258,391       258,080
Deferred lease liabilities..................................      25,856        26,341
Deferred revenue............................................       3,002         2,804
Other liabilities...........................................       7,862         8,871
                                                                --------      --------
          Total liabilities.................................    $356,603      $362,833
                                                                --------      --------
Commitments and contingencies (Note 7)
Redeemable preferred stock:
Series A redeemable preferred stock, $1.00 par value; at
  liquidation value; authorized 200,000 shares, 153,637 and
  no shares issued and outstanding at December 31, 2003 and
  March 31, 2004, respectively..............................      39,890            --
                                                                --------      --------
                                                                  39,890            --
                                                                --------      --------
Stockholders' equity (deficit):
  Series B preferred stock, $1.00 par value; at liquidation
     value; 109,540 and no shares issued and outstanding at
     December 31, 2003 and March 31, 2004, respectively.....       9,961            --
  Class A voting common stock, $.001 par value; issued and
     outstanding 1,176,043 and 1,000 shares at December 31,
     2003 and March 31, 2004, respectively..................           1            --
  Paid-in capital...........................................     (45,627)        5,007
  Unearned compensation.....................................        (172)         (162)
  Accumulated other comprehensive income (currency
     translation adjustment)................................         596           525
  Retained earnings (deficit)...............................         947          (691)
                                                                --------      --------
          Total stockholders' equity (deficit)..............     (34,294)        4,679
                                                                --------      --------
          Total liabilities, redeemable preferred stock and
            stockholders' equity (deficit)..................    $362,199      $367,512
                                                                ========      ========

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                               ALL FIGURES $'000
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2003           2004
                                                              -----------    -----------
Revenues:
  Club operations...........................................    $84,690        $85,304
  Fees and other............................................      2,212          1,160
                                                                -------        -------
                                                                 86,902         86,464
                                                                -------        -------

Operating expenses:
  Payroll and related.......................................     32,770         36,258
  Club operating............................................     26,662         27,898
  General and administrative................................      5,021          6,226
  Depreciation and amortization.............................      8,299          9,117
  Goodwill impairment.......................................         --          2,002
                                                                -------        -------
                                                                 72,752         81,501
                                                                -------        -------
  Operating income..........................................     14,150          4,963
Interest expense............................................      4,232          6,603
Interest income.............................................        (22)          (117)
                                                                -------        -------
  Income (loss) before provision (benefit) for corporate
     income taxes...........................................      9,940         (1,523)
Provision (benefit) for corporate income taxes..............      4,099           (670)
                                                                -------        -------
  Net income (loss).........................................      5,841           (853)
Accreted dividends on preferred stock.......................     (3,226)          (783)
                                                                -------        -------
  Net income (loss) loss attributable to common
     stockholders...........................................    $ 2,615        $(1,636)
                                                                =======        =======

                        STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)...........................................    $ 5,841        $  (853)
Foreign currency translation adjustments....................         45            (71)
                                                                -------        -------
Comprehensive income (loss).................................    $ 5,886        $  (924)
                                                                =======        =======

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                               ALL FIGURES $'000
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2003           2004
                                                              -----------    -----------
Cash flows from operating activities:
  Net income (loss).........................................   $  5,841        $  (853)
                                                               --------        -------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................      8,299          9,117
  Goodwill impairment write-off.............................         --          2,002
  Compensation expense in connection with stock options.....        187             10
  Noncash rental expense, net of noncash rental income......        522            322
  Amortization of debt issuance costs.......................        597            328
  Change in certain operating assets and liabilities
    components..............................................      5,564          9,436
  Decrease (increase) in deferred tax asset.................      2,903           (907)
  (Increase) decrease in deferred membership costs..........       (160)           506
  Other.....................................................       (147)            77
                                                               --------        -------
    Total adjustments.......................................     17,765         20,891
                                                               --------        -------
    Net cash provided by operating activities...............     23,606         20,038
                                                               --------        -------
Cash flows from investing activities:
  Capital expenditures......................................     (7,418)        (8,241)
  Landlord contributions....................................         --            762
                                                               --------        -------
    Net cash used in investing activities...................     (7,418)        (7,479)
                                                               --------        -------
Cash flows from financing activities:
  Net line of credit repayment..............................    (10,500)            --
  Repurchase of preferred stock.............................       (583)            --
  Repayments of borrowings..................................     (1,604)          (980)
                                                               --------        -------
    Net cash used in financing activities...................    (12,687)          (980)
                                                               --------        -------
    Net increase in cash and cash equivalents...............      3,501         11,579
Cash and cash equivalents at beginning of period............      5,551         40,802
                                                               --------        -------
    Cash and cash equivalents at end of period..............   $  9,052         52,381
                                                               ========        =======
Summary of change in certain operating assets and
  liabilities:
  Decrease (increase) in accounts receivable................   $    697         (1,188)
  Decrease in inventory.....................................        111             39
  Decrease in prepaid expenses, prepaid income taxes, and
    other current assets....................................      1,002          2,360
  (Decrease) increase in accounts payable, accrued expenses
    and accrued interest....................................       (455)         3,783
  Increase in deferred revenue..............................      4,209          4,442
                                                               --------        -------
    Net changes in certain operating assets and
     liabilities............................................   $  5,564        $ 9,436
                                                               ========        =======
  Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:

See also Note 6 for non-cash equity transactions.

         See notes to the condensed consolidated financial statements.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2003 AND MARCH 31, 2004
                 (ALL FIGURES IN $'000, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Town Sports International, Inc. and subsidiaries ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Certain reclassifications were made to the reported amounts at December 31, 2003 to conform to the presentation at March 31, 2004. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the quarter ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2003          2004
                                                                (000'S)        (000'S)
                                                              ------------    ---------
Senior Notes 9 5/8%, due 2011...............................    $255,000      $255,000
Notes payable for acquired businesses.......................       4,358         4,095
Capital lease obligations...................................       2,519         1,802
                                                                --------      --------
                                                                 261,877       260,897
Less, Current portion due within one year...................       3,486         2,817
                                                                --------      --------
Long-term portion...........................................    $258,391      $258,080
                                                                ========      ========

     In April 2003 the Company successfully completed a refinancing of its debt. This refinancing included an offering of $255,000 of 9 5/8% Senior Notes ("Notes") that will mature April 15, 2011, and the entering into of a new $50,000 senior secured revolving credit facility (the "Senior Credit Facility") that will expire April 15, 2008. The transaction fees of $9,572 have been accounted for as deferred financing costs. The Notes accrue interest at 9 5/8% per annum and interest is payable semiannually on April 15 and October 15. In connection with this refinancing, in April 2003 the Company wrote-off $3,709 of deferred financing costs related to extinguished debt, paid a call premium of $3,048 and incurred $1,016 of interest on the previously outstanding 9 3/4% Notes representing the interest incurred during the 30 day redemption notification period.

     The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.50:1.00 during 2004, and a maximum permitted total leverage ratio of 4.0:1.00 during 2004. These covenants limit the Company's ability to incur additional debt, and as of March 31, 2004 the Company's permitted borrowings under the line of credit totaled $37,911. Loans under the Senior Credit Facility will, at the Company's option, bear interest at either the bank's prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at March 31, 2004 and outstanding letters of credit issued totaled $1,749. The Company is

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of March 31, 2004 was $48,251.

3.  SEPTEMBER 11, 2001 EVENTS

     The terrorist attacks of September 11, 2001 ("the September 11 events"), resulted in a tremendous loss of life and property. Secondarily, those events interrupted the operations at four clubs located in downtown Manhattan. Three of the affected four clubs were back in operation by October 2001, while the fourth club reopened in September 2002.

     The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In the first and third quarters of 2003 the Company received $1,300 and $1,500 respectively from its insurer. In connection with the third quarter payment the Company entered into a final settlement agreement. These payments were classified with fees and other revenue when received.

4.  GOODWILL AND OTHER INTANGIBLES

     Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

     In the quarter ended March 31, 2004 the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. As a result of this review, the Company determined that the goodwill at one of its remote clubs is not recoverable. The goodwill impairment associated with this underperforming club amounted to $2,002. A deferred tax benefit of $881 has been recorded in connection with this impairment. Since this club is remote from one of the company's clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor. While this club is expected to generate cash flow in the future, we no longer expect it to operate at the levels that were projected at the time the club was acquired.

     The change in the carrying amount of goodwill from December 31, 2003 through March 31, 2004 is as follows:

Balance December 31, 2003...................................   $45,864
Changes due to currency.....................................       (19)
Goodwill impairment.........................................    (2,002)
                                                               -------
Balance March 31, 2004......................................   $43,843
                                                               =======

     Below is a summary of the Company's acquired intangible assets as of December 31, 2003 and March 31, 2004.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              AS OF DECEMBER 31, 2003
                                                                      (000'S)
                                         ------------------------------------------------------------------
      ACQUIRED INTANGIBLE ASSETS         GROSS CARRYING AMOUNT   ACCUMULATED AMORTIZATION   NET INTANGIBLES
      --------------------------         ---------------------   ------------------------   ---------------
Membership Lists.......................         $10,205                  $ (9,630)               $575
Covenants-not-to-compete...............             876                      (871)                  5
Beneficial Lease.......................             223                      (173)                 50
                                                -------                  --------                ----
                                                $11,304                  $(10,674)               $630
                                                =======                  ========                ====

                                                                AS OF MARCH 31, 2004
                                                                     ($'000'S)
                                         ------------------------------------------------------------------
                                         GROSS CARRYING AMOUNT   ACCUMULATED AMORTIZATION   NET INTANGIBLES
                                         ---------------------   ------------------------   ---------------
Membership Lists.......................         $10,205                  $ (9,802)               $403
Covenants-not-to-compete...............             876                      (872)                  4
Beneficial Lease.......................             223                      (176)                 47
                                                -------                  --------                ----

                                                $11,304                  $(10,850)               $454
                                                =======                  ========                ====

     The amortization expense of the above acquired intangible assets for each of the five years ended December 31, 2008 is as follows:

AGGREGATE AMORTIZATION EXPENSE ($000'S)
---------------------------------------
For the year ended 12/31/04(a)                  $   591
For the year ended 12/31/05                          11
For the year ended 12/31/06                          11
For the year ended 12/31/07                          11
For the year ended 12/31/08                           6
                                                -------
                                                $   630
                                                =======

---------------

(a) Amortization expense for the three months ended March 31, 2003 and 2004 amounted to $248 and $176, respectively.

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

     As of February 5, 2004 the Company no longer has stock options outstanding (see Note 6). The following table illustrates the effect on net income (loss) attributed to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board issued Statement No. 123, ("SFAS 123") Accounting for Stock-Based Compensation, to stock-based employee compensation.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                                ($'000'S)
                                                             ----------------
                                                              2003     2004
                                                             ------   -------
Net income (loss) attributed to common stockholders, as
  reported................................................   $2,615   $(1,636)
Add:
  Stock-based employee compensation expense included in
     reported net income attributed to common
     stockholders, net of related tax effects.............        6         7
Deduct:
  Total stock-based employee compensation expense
     determined under fair value based method for all
     stock option awards net of related tax effects.......      (12)      (10)
                                                             ------   -------
Pro forma net income attributed to common stockholders....   $2,609   $(1,639)
                                                             ======   =======

6. EQUITY TRANSACTIONS AND RESTRUCTURING

     On January 26, 2004 warrants to purchase 71,631 shares of Class A common stock were exercised.

     On February 4, 2004 the Company and affiliates and Town Sports International Holdings, Inc. ("TSI Holdings"), a newly formed company, entered into a Restructuring Agreement ("Restructuring"). In connection with this Restructuring, the holders of the Company's Series A Preferred Stock, Series B Preferred Stock, and Class A Common stock contributed their shares of the Company to TSI Holdings for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange, TSI Holdings contributed to the Company the certificates representing all of the Company shares contributed in the aforementioned exchange. In return, the Company issued 1,000 shares of common stock to TSI Holdings and cancelled the certificate representing Company shares contributed to it by TSI Holdings. In addition as part of the Restructuring, all holders of options to purchase Class A Common stock of the Company exchanged their options for options to purchase an equal number of shares of Class A Common stock of TSI Holdings at strike prices adjusted to reflect the Restructuring.

     On February 4, 2004, TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the "Discount Notes") that will mature in February 2014. TSI Holdings received a total of $124,807 in connection with this issuance. Fees and expenses related to this transaction totaled $4,318. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semiannually such that on February 1, 2009 the accreted value will equal $213,000, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of the Company. TSI Holding's debt is not collateralized by TSI, and TSI Holdings relies on the cash flows of TSI, with restrictions contained in the Senior Note Indenture to service its debt.

     On February 6, 2004, all of TSI Holdings' outstanding Series A and Series B Preferred stock were redeemed for a total of $50,634.

     On March 12, 2004, 65,536 vested common stock options of TSI Holdings were exercised. TSI Holdings received $539 in cash related to these exercises.

     On March 15, 2004, the Board of Directors of TSI Holdings approved a common stock distribution of $52.50 per share to all shareholders of record on March 15, 2004. This distribution totaled $68,944 and was paid on March 17, 2004. Also, in lieu of a common stock distribution, TSI Holding's vested common

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES optionholders were paid a total of $1.1 million recorded as payroll expense at the TSI level under Generally Accepted Accounting Principles ("GAAP").

7.  CONTINGENCIES

     On February 13, 2003, in an action styled Anaya vs Town Sports International, Inc. et al. an individual filed suit against the Company in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages, in the amount of two hundred and fifty million dollars, was dismissed on January 26, 2004. Presently, the Company is unable to determine the ultimate outcome of the above action. However, the Company does not expect this matter will have a material effect on its financial statements. The Company has in force fifty-one million dollars of insurance coverage to cover claims of this nature. The Company intends to vigorously contest this lawsuit and presently anticipates that this matter will be covered by insurance.

     The Company is a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 8.  GUARANTORS

     The Company and all of its domestic subsidiaries have unconditionally guaranteed the $255,000 9 5/8% Senior Notes discussed in Note 2. However, the Company's foreign subsidiaries have not provided guaranties for these Notes.

     Each guarantor is a wholly owned subsidiary of the Company and the guarantees are full and unconditional and joint and severable. The following schedules set forth condensed consolidating financial information as required by Rule 3-10f of Securities and Exchange Commission Regulation S-X at December 31, 2003 and March 31, 2004 and for the three month periods ending March 31, 2003 and March 31, 2004. The financial information illustrates the composition of the combined guarantors.

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 2003
                             (ALL FIGURES IN $'000)

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ------------   ------------   ------------
                                                 ASSETS
Current assets
  Cash and cash equivalents..........  $    420    $ 39,006      $ 1,376       $      --       $ 40,802
  Accounts receivable, net...........     2,230       1,235          133          (2,129)         1,469
  Inventory..........................         0         720           30              --            750
  Prepaid corporate income taxes.....     4,062          --           --              --          4,062
  Intercompany receivable
     (payable).......................     7,068      (5,451)      (1,617)             --             --
  Prepaid expenses and other current
     assets..........................     6,493       2,329           --          (3,500)         5,322
                                       --------    --------      -------       ---------       --------
     Total current assets............    20,273      37,839          (78)         (5,629)        52,405
Investment in subsidiaries...........   238,166          --           --        (238,166)            --
Fixed assets, net....................    11,671     210,477        1,451              --        223,599
Goodwill.............................        --      45,058          806              --         45,864
Intangible assets, net...............        --         630           --              --            630
Deferred tax assets, net.............    17,399        (491)        (137)             --         16,771
Deferred membership costs............        --      13,038           --              --         13,038
Other assets.........................     9,005         887           --              --          9,892
                                       --------    --------      -------       ---------       --------
     Total assets....................  $296,514    $307,438      $ 2,042       $(243,795)      $362,199
                                       ========    ========      =======       =========       ========

                    LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt
     and capital lease obligations...  $  3,486    $     --      $    --       $      --       $  3,486
  Accounts payable...................       220       5,159           --              --          5,379
  Accrued expenses...................     6,261      13,960          628                         20,849
  Accrued interest...................     5,155       2,131           --          (2,129)         5,157
  Deferred revenue...................        --      26,621           --              --         26,621
                                       --------    --------      -------       ---------       --------
     Total current liabilities.......    15,122      47,871          628          (2,129)        61,492
Long-term debt and capital lease
  obligations........................   274,947     (13,056)          --          (3,500)       258,391
Deferred lease liabilities...........       563      25,293           --              --         25,856
Deferred revenue.....................       (64)      2,973           93              --          3,002
Other liabilities....................       350       7,512           --              --          7,862
                                       --------    --------      -------       ---------       --------
     Total liabilities...............   290,918      70,593          721          (5,629)       356,603
                                       --------    --------      -------       ---------       --------
Redeemable preferred stock
  Series A preferred stock...........    39,890          --           --              --         39,890
                                       --------    --------      -------       ---------       --------
                                         39,890          --           --              --         39,890
                                       --------    --------      -------       ---------       --------
Stockholders' deficit
  Series B preferred stock...........     9,961          --           --              --          9,961
  Common stockholders' deficit.......   (44,851)    236,845          725        (237,570)       (44,851)
  Accumulated other comprehensive
     income..........................       596          --          596            (596)           596
                                       --------    --------      -------       ---------       --------
     Total stockholders' deficit.....   (34,294)    236,845        1,321        (238,166)       (34,294)
                                       --------    --------      -------       ---------       --------
     Total liabilities, redeemable
       preferred stock and
       stockholders' deficit.........  $296,514    $307,438      $ 2,042       $(243,795)      $362,199
                                       ========    ========      =======       =========       ========

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2004
                             (ALL FIGURES IN $'000)

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ------------   ------------   ------------
                                                 ASSETS
Current assets
  Cash and cash equivalents..........  $    495    $ 50,374      $ 1,512       $      --       $ 52,381
  Accounts receivable, net...........     2,905       2,316          129          (2,217)         3,133
  Inventory..........................        --         681           30              --            711
  Prepaid corporate income taxes.....     4,213          --           --              --          4,213
  Intercompany receivable
     (payable).......................    14,812     (13,189)      (1,623)             --             --
  Prepaid expenses and other current
     assets..........................     4,999       1,130           --          (3,500)         2,629
                                       --------    --------      -------       ---------       --------
     Total current assets............    27,424      41,312           48          (5,717)        63,067
Investment in subsidiaries...........   237,147          --           --        (237,147)            --
Fixed assets, net....................    11,106     207,821        1,429              --        220,356
Goodwill.............................        --      43,056          787              --         43,843
Intangible assets, net...............        --         454           --              --            454
Deferred tax assets, net.............    18,302        (491)        (133)             --         17,678
Deferred membership costs............        --      12,532           --              --         12,532
Other assets.........................     8,678         904           --              --          9,582
                                       --------    --------      -------       ---------       --------
     Total assets....................  $302,657    $305,588      $ 2,131       $(242,864)      $367,512
                                       ========    ========      =======       =========       ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt
     and capital lease obligations...  $  2,817    $     --      $    --       $      --       $  2,817
  Accounts payable...................        71       3,902           --              --          3,973
  Accrued expenses...................     3,628      13,204          554              --         17,386
  Accrued interest...................    11,298       2,219           --          (2,217)        11,300
  Deferred revenue...................        --      31,261           --              --         31,261
                                       --------    --------      -------       ---------       --------
     Total current liabilities.......    17,814      50,586          554          (2,217)        66,737
Long-term debt and capital lease
  obligations........................   279,380     (17,800)          --          (3,500)       258,080
Deferred lease liabilities...........       545      25,796           --              --         26,341
Deferred revenue.....................      (108)      2,821           91              --          2,804
Other liabilities....................       347       8,524           --              --          8,871
                                       --------    --------      -------       ---------       --------
     Total liabilities...............   297,978      69,927          645          (5,717)       362,833
                                       --------    --------      -------       ---------       --------
Stockholders' equity
  Common stockholders' equity........     4,154     235,657          965        (236,622)         4,154
  Accumulated other comprehensive
     income..........................       525           4          521            (525)           525
                                       --------    --------      -------       ---------       --------
     Total stockholders' equity......     4,679     235,661        1,486        (237,147)         4,679
                                       --------    --------      -------       ---------       --------
     Total liabilities and
       stockholders' equity..........  $302,657    $305,588      $ 2,131       $(242,864)      $367,512
                                       ========    ========      =======       =========       ========

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THREE MONTHS ENDED MARCH 31, 2003
                              ALL FIGURES IN $'000
                                  (UNAUDITED)

                                                                    NON-
                                                  SUBSIDIARY     GUARANTOR
                                       PARENT     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       -------   ------------   ------------   ------------   ------------
Revenues:
  Club operations....................  $    25     $83,475         $1,190        $    --        $84,690
  Fees and other.....................    1,600       1,617             --         (1,005)         2,212
                                       -------     -------         ------        -------        -------
                                       $ 1,625     $85,092         $1,190        $(1,005)       $86,902
                                       -------     -------         ------        -------        -------
Operating expenses:
  Payroll and related................    5,481      26,863            426             --         32,770
  Club operating.....................     (937)     28,111            353           (865)        26,662
  General and administrative.........     (420)      5,483             98           (140)         5,021
  Depreciation and amortization......      809       7,401             89             --          8,299
                                       -------     -------         ------        -------        -------
                                       $ 4,933     $67,858         $  966        $(1,005)       $72,752
                                       -------     -------         ------        -------        -------
  Operating income...................   (3,308)     17,234            224             --         14,150
Interest expense.....................    4,272          48             --            (88)         4,232
Interest income......................     (110)         --             --             88            (22)
                                       -------     -------         ------        -------        -------
  Income before provision for           (7,470)     17,186            224             --          9,940
     corporate income taxes..........
Provision for corporate income          (3,519)      7,545             73             --          4,099
  taxes..............................
                                       -------     -------         ------        -------        -------
  Income before equity earnings......   (3,951)      9,641            151             --          5,841
Equity earning from subsidiaries.....    9,792          --             --         (9,792)            --
                                       -------     -------         ------        -------        -------
  Net income.........................  $ 5,841     $ 9,641         $  151        $(9,792)       $ 5,841
                                       =======     =======         ======        =======        =======

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THREE MONTHS ENDED MARCH 31, 2004
                              ALL FIGURES IN $'000
                                  (UNAUDITED)

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ------------   ------------   ------------
Revenues:
  Club operations....................  $     91    $83,927        $1,286        $    --        $85,304
  Fees and other.....................       480      1,522            --           (842)         1,160
                                       --------    -------        ------        -------        -------
                                       $    571    $85,449        $1,286        $  (842)       $86,464
                                       --------    -------        ------        -------        -------
Operating expenses:
  Payroll and related................     6,112     29,678           468             --         36,258
  Club operating.....................       175     28,124           301           (702)        27,898
  General and administrative.........       144      6,108           114           (140)         6,226
  Depreciation and amortization......     1,019      8,000            98             --          9,117
  Goodwill impairment................                2,002            --             --          2,002
                                       --------    -------        ------        -------        -------
                                       $  7,450    $73,912        $  981        $  (842)       $81,501
                                       --------    -------        ------        -------        -------
  Operating income...................    (6,879)    11,537           305             --          4,963
Interest expense.....................     6,663         28            --            (88)         6,603
Interest income......................      (205)        --            --             88           (117)
                                       --------    -------        ------        -------        -------
  Income before provision for
     corporate income taxes..........   (13,337)    11,509           305             --         (1,523)
Provision for corporate income
  taxes..............................    (5,868)     5,132            66             --           (670)
                                       --------    -------        ------        -------        -------
  Income before equity earnings......  $ (7,469)   $ 6,377        $  239        $    --        $  (853)
Equity earnings from subsidiaries....     6,616         --            --         (6,616)            --
                                       --------    -------        ------        -------        -------
  Net income.........................  $   (853)   $ 6,377        $  239        $(6,616)       $  (853)
                                       ========    =======        ======        =======        =======

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                              ALL FIGURES IN $'000
                                  (UNAUDITED)

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        -------   ----------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income..........................  $ 5,841    $ 9,641        $ 151         $(9,792)          5,841
                                        -------    -------        -----         -------        --------
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization.......      809      7,401           89              --           8,299
  Compensation expense in connection
     with stock options...............      187         --           --              --             187
  Noncash rental expense, net of
     noncash rental income............      (17)       539           --              --             522
  Amortization of debt issuance
     costs............................      597         --           --              --             597
  Changes in operating assets and
     liabilities......................    5,402      3,079         (174)             --           8,307
  Other...............................   (9,940)       (28)          29           9,792            (147)
                                        -------    -------        -----         -------        --------
     Total adjustments................   (2,962)    10,991          (56)          9,792          17,765
                                        -------    -------        -----         -------        --------
     Net cash provided by operating
       activities.....................    2,879     20,632           95              --          23,606
                                        -------    -------        -----         -------        --------
     Net cash used in investing
       activities.....................     (360)    (7,011)         (47)             --          (7,418)
                                        -------    -------        -----         -------        --------
     Net cash used in financing
       activities.....................   (3,586)    (9,199)          98              --         (12,687)
                                        -------    -------        -----         -------        --------
     Net decrease in cash and cash
       equivalents....................   (1,067)     4,422          146              --           3,501
Cash and cash equivalents at beginning
  of period...........................    1,575      3,635          341              --           5,551
                                        -------    -------        -----         -------        --------
  Cash and cash equivalents at end of
     period...........................  $   508    $ 8,057        $ 487              --        $  9,052
                                        =======    =======        =====         =======        ========

                TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                              ALL FIGURES IN $'000
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                  (UNAUDITED)

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        -------   ----------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income..........................  $  (853)   $ 6,377        $  239        $(6,616)       $  (853)
                                        -------    -------        ------        -------        -------
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization.......    1,019      8,000            98             --          9,117
  Goodwill impairment write-off and
     club closure costs...............       --      2,002            --             --          2,002
  Compensation expense in connection
     with stock options...............       10         --            --             --             10
  Noncash rental expense, net of
     noncash rental income............      (23)       345            --             --            322
  Amortization of debt issuance
     costs............................      328         --            --             --            328
  Changes in operating assets and
     liabilities......................   (4,847)    13,951           (69)            --          9,035
  Other...............................   (6,484)         2           (57)         6,616             77
                                        -------    -------        ------        -------        -------
     Total adjustments................   (9,997)    24,300           (28)         6,616         20,891
                                        -------    -------        ------        -------        -------
     Net cash provided by operating
       activities.....................  (10,850)    30,677           211             --         20,038
                                        -------    -------        ------        -------        -------
     Net cash used in investing
       activities.....................     (454)    (6,950)          (75)            --         (7,479)
                                        -------    -------        ------        -------        -------
     Net cash used in financing
       activities.....................   11,379    (12,359)           --             --           (980)
                                        -------    -------        ------        -------        -------
     Net decrease in cash and cash
       equivalents....................       75     11,368           136             --         11,579
Cash and cash equivalents at beginning
  of period...........................      420     39,006         1,376             --         40,802
                                        -------    -------        ------        -------        -------
  Cash and cash equivalents at end of
     period...........................  $   495    $50,374        $1,512             --        $52,381
                                        =======    =======        ======        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of March 31, 2004, we operated 132 clubs that collectively served approximately 365,000 members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target customers' areas of both employment and residence. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000.

     Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of March 31, 2004, approximately 52% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

     We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club ("NYSC") brand name. We are the largest fitness club operator in Manhattan with 36 locations and operate a total of 87 clubs under the NYSC name within a 50 mile radius of New York City. We operate 20 clubs in the Boston region and 16 clubs in the Washington, DC region under our Boston Sports Club ("BSC") and Washington Sports Club ("WSC") brand names, respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club ("PSC") brand name. In addition, we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

     Our operating and selling expenses are comprised of both fixed and variable costs. The fixed costs include salary expense, rent, janitorial expenses and depreciation. Variable costs are primarily related to sales commissions, advertising and supplies. As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve.

HISTORICAL CLUB GROWTH

     The following table sets for our club growth during each of the quarters in 2003 and the first quarter of 2004.

                                                                     2003                2004
                                                         -----------------------------   -----
                                                         Q1    Q2    Q3    Q4    TOTAL    Q1
                                                         ---   ---   ---   ---   -----   -----
Clubs at beginning of period...........................  129   129   129   129    129     129
Greenfield clubs(a)....................................   --    --     3    --      3       3
Acquired clubs.........................................   --    --    --    --     --      --
Relocated or closed clubs..............................   --    --    (3)   --     (3)     --
                                                         ---   ---   ---   ---    ---     ---
Clubs at end of period.................................  129   129   129   129    129     132
                                                         ===   ===   ===   ===    ===     ===
Number of partly-owned clubs included at the end of the
  period(b)............................................    2     2     2     2      2       2

---------------
(a) A "Greenfield club" is a new location constructed by us.

(b) We include in the club count wholly and partly-owned clubs. In addition to the above count, as of December 31, 2003 and March 31, 2004 we managed two additional clubs, in which we did not have an equity stake.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2003     2004
                                                              -----    -----
Revenue.....................................................  100.0%   100.0%
                                                              -----    -----
Operating expenses
  Payroll and related.......................................   37.7     42.0
  Club operating............................................   30.7     32.3
  General and administrative................................    5.8      7.2
  Depreciation and amortization.............................    9.5     10.5
  Goodwill impairment.......................................     --      2.3
                                                              -----    -----
  Operating income..........................................   16.3      5.7
Interest expense............................................    4.9      7.6
Interest income.............................................     --     (0.1)
                                                              -----    -----
  Income (loss) before provision (benefit) for corporate
     income taxes...........................................   11.4     (1.8)
Provision (benefit) for corporate income taxes..............    4.7     (0.8)
                                                              -----    -----
  Net income (loss).........................................    6.7     (1.0)
Accreted dividend on preferred stock........................   (3.7)    (0.9)
                                                              -----    -----
  Net income (loss) attributable to common stockholders.....    3.0%    (1.9)%
                                                              =====    =====

  Three Months Ended March 31, 2004 Compared to Three Months Ended March 31,
2003

     Revenues. Revenues decreased $438,000 or 0.5%, to $86.5 million during the quarter ended March 31, 2004 from $86.9 million in the quarter ended March 31, 2003. Increases in revenue from the four clubs opened during the last three quarters of 2002 ($316,000), increases in revenue from the three clubs opened or acquired during the last three quarters of 2003 ($1.5 million), and from the three clubs opened during 2004 ($225,000) were offset by decreases in fees and other, decreases related to relocated clubs and a decrease in mature club revenue. Revenues decreased during the quarter by $428,000 or 0.5% at the Company's mature clubs (clubs owned and operated for at least 24 months) and revenues decreased $1.0 million due to the closure and relocation of three clubs. Fees and other revenue decreased $1.1 million principally due to a $1.3 million on-account business interruption insurance payment received in January 2003 while in 2004 no insurance claim payments were received since the matter was settled and paid in 2003.

     The 0.5% decrease in mature club revenue is due to a 2.6% decrease in price offset by a 1.7% increase in membership and 0.4% increase in ancillary revenue.

     Operating Expenses. Operating expenses increased $8.7 million, or 12.0%, to $81.5 million in the quarter ended March 31, 2004, from $72.8 million in the quarter ended March 31, 2003. The increase was due to the following factors:

          Payroll and related expenses increased by $3.5 million, or 10.6% to $36.3 million in the quarter ended March 31, 2004, from $32.8 million in the quarter ended March 31, 2003. This increase was attributable to several factors.

        - In connection with the Restructuring and distribution to common stockholders of Town Sports International Holdings, Inc., vested option holders, who were unable to exercise their options because of personal tax issues, were paid a one-time bonus recorded as payroll expense in TSI under GAAP. This one-time payment totaled $1.1 million.

        - While our initiation fees received were lower during the first quarter of 2004, our variable costs of sale rose slightly, due to increased commission rates paid. When the initial fees do not exceed the costs, GAAP requires that we must recognize the net loss immediately. This immediate loss effect, together with increased costs of membership sales accounted for $1.1 million increase when compared to the prior year's quarter.

        - In an effort to increase membership satisfaction and improve our membership retention rates we have increased the level of in-house training and club support personnel; and we have moved from contracted housekeeping and equipment maintenance services to internally sourced employees. These customer service efforts resulted in a $344,000 increase.

        - Personal training related payroll increased $276,000 or 6.6% due to a 7.1% increase in personal training revenue.

        - Lastly, health and unemployment insurance rates have increased expenses by $346,000.

          Club operating expenses increased by $1.2 million or 4.6% to $27.9 million in the quarter ended March 31, 2004, from $26.7 million in the quarter ended March 31, 2003. This increase is principally attributable to:

        - A $900,000 increase in base rent expense resulting from increases related to clubs that have opened since January 2003, amounting to $350,000 and increases related to club expansions of $200,000. The remainder relates to scheduled rent increases at our existing clubs averaging 3% per club.

        - In addition we experienced a $421,000 increase in utilities due to increases in utility rates, and a 2.4% increase in square footage in operation.

        - These increases were partially offset by a $116,000 decrease in contracted cleaning and equipment repair costs realized with our efforts to source these with in-house labor.

          General and administrative expenses increased by $1.2 million, or 23.9% to $6.2 million in the quarter ended March 31, 2004 from $5.0 million in the quarter ended March 31, 2003 attributable to:

        - General and administrative increased $703,000 due to increases in liability insurance. Premiums increased $340,000 coupled with a favorable adjustment of $363,000 recorded in the first quarter of 2003, where we had adjusted our reserves related to prior period premium audits.

        - We also experienced an increase of $332,000 in data line service costs. This related to $55,000 of enhanced service levels needed in connection with the rollout of our Club Networks system and $277,000 related to the correction of the service providers billing errors.

          Depreciation and amortization increased by $818,000, or 9.9% to $9.1 million in the quarter ended March 31, 2004, from $8.3 million in the quarter ended March 31, 2003 attributable to:

        - Increases in amortization of software and hardware costs principally related to our recently rolled-out Club Networks system amounting to $207,000.

        - Increases in depreciation related to new clubs and expanded and remodeled clubs amounts to $286,000 and $310,000 respectively.

     Goodwill Impairment. In the quarter ended March 31, 2004 the Company performed its annual impairment test and determined that the goodwill at one of its remote clubs was not recoverable. The goodwill impairment amounted to $2.0 million. A deferred tax benefit of $881,000 has been recorded in connection with this impairment. Since this club is remote from one of the company's clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections for future cash flows of this club to take into account the impact of a recent opening of a competitor. While this club is expected to generate cash flow in the future, we no longer expect it to operate at the levels that were projected at the time the club was acquired. There was no goodwill impairment from the 2003 annual impairment testing.

     Interest Expense. Interest expense increased $2.4 million to $6.6 million during the quarter ended March 31, 2004, from $4.2 million in the quarter ended March 31, 2003. This increase is due to the issuance of $255 million of 9 5/8% Senior Notes, which refinanced $125 million of 9 3/4% Senior Notes in April 2003.

     Interest Income. Interest income increased $95,000 to $117,000 in the quarter ended March 31, 2004 from $22,000 in the quarter ended March 31, 2003. Interest income increased due to higher levels of cash on hand.

     Provision for Income Tax. We have recorded a net income tax benefit of $670,000 in the quarter ended March 31, 2004 compared to a tax provision of $4.1 million in the quarter ended March 31, 2003.

     Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock decreased $2.4 million to $783,000 during the quarter ended March 31, 2004, from $3.2 million in the quarter ended March 31, 2003. This decrease is due to the redemption of the redeemable senior preferred stock in April 2003 and the Restructuring of the Series A and Series B preferred stock in February 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.

     Operating Activities. Net cash provided by operating activities for the quarter ended March 31, 2004 was $20.0 million compared to $23.6 million during the quarter ended March 31, 2003. Net cash flows from operations have decreased due to the decrease in operating income.

     Investing Activities. We invested $7.5 million and $7.4 million in capital expenditures during the quarters ended March 31, 2004 and 2003, respectively. Our capital expenditures are net of landlord contributions of $762,000 for the quarter ended March 31, 2004. We estimate that for the year ended December 31, 2004, we will invest an additional $45.9 million in capital expenditures, which includes $5.2 million that management intends to invest to expand and renovate certain existing clubs, $13.9 million to continue to upgrade existing clubs and $2.0 million to enhance our management information systems. The remainder of our 2004 capital expenditures will be committed to build or acquire clubs. Forecasted capital expenditures for the year ended December 31, 2004 totals $53.4 million. These expenditures will be funded by cash flow provided by operations and available cash on hand.

     Financing Activities.

     As of March 31, 2004, our total consolidated debt was $260.9 million. This substantial amount of debt could have significant consequences, including:

     - Making it more difficult to satisfy our obligations;

     - Increasing our vulnerability to general adverse economic and industry conditions;

     - Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

     - Requiring cash flow from operations for the annual payment of $24.5 million interest on our Senior Notes and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

     - Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

     These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

     Net cash used in financing activities was $1.0 million for the quarter ended March 31, 2004 compared to net cash used in financing activities of $12.7 million for the same period in 2003.

     As of March 31, 2004, we had $255.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9 5/8% and mature in 2011. Under the provisions of the Senior Note Indenture, we may not issue additional Senior Notes without modification of the indenture with the bondholders' consent. Our line of credit with our principal bank provides for direct borrowings and letters of credit of up to $50.0 million. The line of credit carries interest at our option based upon the Eurodollar borrowing rate plus 4.0% or the bank's prime rate plus 3.0% as defined, and we are required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. As of March 31, 2004, no borrowings were outstanding under this line. As of March 31, 2004 outstanding letters of credit totaled $1.7 million. As of March 31, 2004, we had approximately $48.3 million unutilized under the line of credit, which matures in April 2008, and has no scheduled amortization requirements. As of March 31, 2004 we also had $52.4 million of cash on hand.

     The line of credit contains restrictive covenants including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of March 31, 2004 our Net Leverage Ratio, and Net Interest Coverage Ratio as defined by the terms of the line of credit agreement are 3.5 and 3.0 to 1.0, respectively. Our ability to incur additional debt is limited by the terms of the line of credit facility in that the Net Leverage Ratio, as defined, cannot exceed 4.0 to
1.0 and the Net Interest Coverage Ratio must be greater than 2.5 to 1.0, accordingly the availability under this facility was restricted to $37.9 million as of March 31, 2004. Our common stock is not publicly traded and therefore our ability to raise equity financing is not as readily available as it is for companies that have publicly traded common stock.

     We believe that we have or, will be able to obtain, or generate sufficient funds to finance our current operating and growth plans through the end of 2008. Any material acceleration or expansion of that plan through additional greenfields or acquisitions (to the extent such acquisitions include cash payments) may require us to pursue additional sources of financing prior to the end of 2008. There can be no assurance that such financing will be available, or that it will be available on acceptable terms. The line of credit accrues interest at variable rates based on market conditions, accordingly, future increases in interest rates could have a negative impact on net income should borrowings be required.

     Notes payable were incurred upon the acquisition of various clubs and are subject to the right of offset for possible post acquisition adjustments arising out of operations of the acquired clubs. These notes bear interest at rates between 5% an 9%, and are non-collateralized. The notes are due on various dates through 2012.

     The aggregate long-term debt, capital lease, and operating lease obligations as of March 31, 2004 were as follows:

                                                       PAYMENTS DUE BY PERIOD (IN $'000)
                                            -------------------------------------------------------
                                                       LESS THAN                            AFTER
         CONTRACTUAL OBLIGATIONS             TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
         -----------------------            --------   ---------   ---------   ---------   --------
Long-Term Debt(1).........................  $259,095    $ 1,167    $  1,409     $   747    $255,772
Capital Lease Obligations(2)..............  $  1,802    $ 1,650    $    152     $    --    $     --
Operating Lease Obligations(3)............  $629,263    $51,490    $103,762     $98,095    $375,916
                                            --------    -------    --------     -------    --------
Total Contractual Cash Obligations........  $890,160    $54,307    $105,323     $98,842    $631,688
                                            ========    =======    ========     =======    ========

---------------
Notes:

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

EQUITY TRANSACTIONS AND RESTRUCTURING

     On January 26, 2004 warrants to purchase 71,631 shares of Class A common stock were exercised.

     On February 4, 2004 the Company and its shareholders and Town Sports International Holdings, Inc., ("TSI Holdings") a newly formed company, entered into a Restructuring Agreement ("Restructuring"). In connection with this Restructuring, the holders of the Company's Series A Preferred Stock, Series B Preferred Stock, and Class A Common stock contributed their shares of the Company to TSI Holdings for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange TSI Holdings contributed to the Company the certificates representing all of the Company shares contributed in the aforementioned exchange. In return the Company issued 1,000 shares of common stock to TSI Holdings, and cancelled the certificate representing Company Shares contributed to it by TSI Holdings. In addition as part of the Restructuring, all holders of options to purchase Class A Common stock of the Company exchanged their options for options to purchase an equal number of shares of Class A Common stock of TSI Holdings at strike prices adjusted to reflect the Restructuring.

     On February 4, 2004 TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the "Discount Notes") that will mature in February 2014. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.3 million. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213.0 million, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of the Company.

     On February 6, 2004, all of TSI Holdings' outstanding Series A and Series B Preferred stock were redeemed for a total of $50.6 million.

     On March 12, 2004, 65,536 vested common stock options of TSI Holdings were exercised. TSI Holdings received $539,000 in cash related to these exercises.

     On March 15, 2004, the Board of Directors of TSI Holdings approved a common stock distribution of $52.50 per share to all shareholders of record on March 15, 2004. This distribution totaled $68,944 and was paid on March 17, 2004. Also, in lieu of a common stock distribution, vested common option holders were paid a total of $1.1 million recorded as payroll expense at the TSI level under GAAP.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q of the Company for the three month period ended March 31, 2004 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman, Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and
(2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time period specified in the SEC's rules and forms..

     (b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On February 13, 2003, in an action styled Anaya vs Town Sports International, Inc. et al. an individual filed suit against us in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages in the amount of two hundred and fifty million dollars was dismissed on January 26, 2004. Presently, the Company is unable to determine the ultimate outcome of the above action. However, the Company does not believe this matter will have a material effect on its financial statements. We have in force fifty one million dollars of insurance coverage to cover claims of this nature. We intend to vigorously contest this lawsuit and presently anticipate that these matters will be covered by insurance.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUANCE, PURCHASES OF EQUITY SECURITIES.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     Exhibit 10.01 First Amendment, dated as of January 27, 2004, to Credit Agreement by and among Town Sports International, Inc., the financial institutions referred to therein and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit
                    10.2 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 10.02 Restructuring Agreement, dated as of February 4, 2004, by and among Town Sports International, Inc., Town Sports International Holdings, Inc. Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 10.03 Stockholders Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P.,

                    Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 10.04 Registration Rights Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., Bruckmann, Rosser, Sherril & Co., L.P. the individuals and entities listed on the BRS Co-Investor Signature Pages thereto, Farallon Capital Partners, L.P., Farralon Capital Institutional Partners, L.P., RR Capital Partners, L.P., and Farallon Capital Institutional Partners II, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital, L.P., Rosewood Capital, L.P., Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P., CapitalSource Holdings LLC, Keith Alessi, Paul Arnold, and certain stockholders of the Company listed on the Executive Signature Pages thereto (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 10.05 Tax Sharing Agreement, dated as of February 4, 2004, by and among Town Sports International Holdings, Inc., Town Sports International, Inc., and the other signatories thereto (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 10.06 The 2004 Common Stock Option Plan of Town Sports International Holdings, Inc. (incorporated by reference to
                    Exhibit 10.7 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 10.07 Pledge Agreement, dated as of February 4, 2004, between Town Sports International Holdings, Inc. and Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 10.08 Security Agreement, dated as of February 4, 2004, made by Town Sports International Holdings, Inc., in favor of Deutsche Bank Trust Company Americas, as collateral agent, for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 10.09 Holdco Guaranty, dated as of February 4, 2004, made by Town
                   Sports International Holdings, Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 10.10 Indenture dated as of February 4, 2004 by and among Town Sports International Holdings, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 10.11 Registration Rights Agreement, dated as of February 4, 2004, by and between Town Sports International Holdings, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to
                    Exhibit 10.12 to Registration Statement on Form S-4 of Town Sports International Holdings, Inc. (File No. 333-114210)).

     Exhibit 31.1 Certification by Robert Giardina pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 Certification by Richard Pyle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.3 Certification by Mark Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports

     May 4, 2004, Current Report on Form 8-K, Items 12 and 7.

     February 24, 2004, Current Report on Form 8-K, Items 12 and 7.

     January 23, 2004, Current Report on Form 8-K, Items 5 and 7.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      TOWN SPORTS INTERNATIONAL, INC.
                      (Registrant)

DATE: May 13, 2003    By: /s/ RICHARD PYLE
                      ----------------------------------------------------
                      Richard Pyle
                      Chief Financial Officer, Office of the President
                      (principal financial, accounting officer)

DATE: May 13, 2003    By: /s/ ROBERT GIARDINA
                      ----------------------------------------------------
                      Robert Giardina
                      Chief Executive Officer
                      (principal executive officer)