Form 10-Q
period 2004-06-30
TOWN SPORTS INTERNATIONAL INC
filed 2004-08-16
CIK 1029787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

or

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

☐ Yes                              ☒ No

      As of August 16, 2004 date there were 1,000 shares of Class A Common Stock of the Company outstanding.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003 and June 30, 2004
(All figures $’000, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2003	2004

Assets
Current assets:
Cash and cash equivalents	$40,802	$56,723
Accounts receivable, (less allowance for doubtful accounts of $822 and $1,056 as of December 31, 2003 and June 30, 2004, respectively)	1,469	3,406
Inventory	750	711
Prepaid corporate income taxes	4,062	7,218
Prepaid expenses and other current assets	5,322	2,908

Total current assets	52,405	70,966
Fixed assets, net	223,599	218,493
Goodwill	45,864	45,062
Intangible assets, net	630	535
Deferred tax asset, net	16,771	13,265
Deferred membership costs	13,038	12,325
Other assets	9,892	9,397

Total assets	$362,199	$370,043

Liabilities, Redeemable Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,486	$1,969
Accounts payable	5,379	3,648
Accrued expenses	20,849	20,228
Accrued interest	5,157	5,229
Deferred revenue	26,621	34,723

Total current liabilities	61,492	65,797
Long-term debt and capital lease obligations	258,391	257,796
Deferred lease liabilities	25,856	26,692
Deferred revenue	3,002	2,977
Other liabilities	7,862	9,603

Total liabilities	356,603	362,865

Commitments and contingencies (Note 7)
Redeemable preferred stock:
Series A redeemable preferred stock, $1.00 par value; at liquidation value; authorized 200,000 shares, 153,637 and no shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	39,890	—

	39,890	—

Stockholders’ equity (deficit):
Series B preferred stock, $1.00 par value; at liquidation value; 109,540 and no shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	9,961	—
Class A voting common stock, $.001 par value; issued and outstanding 1,176,043 and 1,000 shares at December 31, 2003 and June 30, 2004, respectively	1	—
Paid-in capital	(45,627)	5,007
Unearned compensation	(172)	(152)
Accumulated other comprehensive income (currency translation adjustment)	596	565
Retained earnings	947	1,758

Total stockholders’ equity (deficit)	(34,294)	7,178

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$362,199	$370,043

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2003 and 2004
All figures $’000
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2004	2003	2004

Revenues:
Club operations	$85,093	$87,617	$169,783	$172,921
Fees and other	964	1,236	3,177	2,397

	86,057	88,853	172,960	175,318

Operating Expenses:
Payroll and related	33,206	34,186	65,976	70,444
Club operating	26,691	28,919	53,354	56,817
General and administrative	5,219	5,861	10,240	12,087
Depreciation and amortization	8,454	9,303	16,753	18,420
Goodwill impairment	—	—	—	2,002

	73,570	78,269	146,323	159,770

Operating Income	12,487	10,584	26,637	15,548
Loss on extinguishment of debt	7,773	—	7,773	—
Interest expense	6,114	6,593	10,347	13,195
Interest income	(195)	(115)	(218)	(231)

Income (loss) before provision (benefit) for corporate income tax	(1,205)	4,106	8,735	2,584
Provision (benefit) for corporate income taxes	(84)	1,659	4,015	990

Net income (loss)	(1,121)	2,447	4,720	1,594
Accreted dividends on preferred stock	(4,412)	—	(7,638)	(783)

Net income (loss) attributable to common stockholders	$(5,533)	$2,447	$(2,918)	$811

Statement of Comprehensive Income (loss)
Net income (loss)	$(1,121)	$2,447	$4,720	$1,594
Foreign currency translation adjustments	—	41	45	(31)

Comprehensive income (loss)	$(1,121)	$2,488	$4,765	$1,563

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2004
All figures $’000
(Unaudited)

	Six months ended
	June 30,

	2003	2004

Cash flows from operating activities:
Net income	$4,720	$1,594

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,753	18,420
Goodwill impairment write-off	—	2,002
Compensation expense in connection with stock options	197	20
Noncash rental expense, net of noncash rental income	920	480
Loss on extinguishment of debt	7,773	—
Amortization of debt issuance costs	962	656
Change in certain operating assets and liabilities components	5,981	6,197
Decrease in deferred tax asset	2,315	3,506
Decrease in deferred membership costs	385	713
Other	(245)	(346)

Total adjustments	35,041	31,648

Net cash provided by operating activities	39,761	33,242

Cash flows from investing activities:
Capital expenditures	(18,549)	(15,654)
Acquired business	—	(1,311)
Landlord contributions	103	1,931

Net cash used in investing activities	(18,446)	(15,034)

Cash flows from financing activities:
Proceeds from 9 5/8% Senior Note Offering	255,000	—
Repayment of 9 3/4% Senior Notes	(125,000)	—
Premium paid on extinguishment of debt and other costs	(4,064)	—
Redemption of redeemable senior preferred stock	(66,977)	—
Transaction costs related to 9 5/8% Senior Notes	(9,264)	—
Net line of credit repayment	(14,500)	—
Net subordinated credit repayments	(9,000)	—
Repurchase of preferred stock	(583)	—
Repayments of borrowings	(2,922)	(2,287)

Net cash (used in) provided by financing activities	22,690	(2,287)

Net increase in cash and cash equivalents	44,005	15,921
Cash and cash equivalents at beginning of period	5,551	40,802

Cash and cash equivalents at end of period	$49,556	$56,723

Summary of change in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	$628	$(1,933)
Decrease in inventory	205	39
Decrease (increase) in prepaid expenses, prepaid income taxes, and other current assets	1,186	(367)
(Decrease) increase in accounts payable, accrued expenses and accrued interest	(1,306)	841
Increase in deferred revenue	5,268	7,617

Net changes in certain operating assets and liabilities	$5,981	$6,197

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:

     During the six months ended June 30, 2004, Notes to acquire a business issued totaled $150,000.

See notes to the condensed consolidated financial statements.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share data)
(Unaudited)

1.	Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by Town Sports International, Inc. and subsidiaries (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 consolidated financial statements and notes thereto, included on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Certain reclassifications were made to the reported amounts at December 31, 2003 to conform to the presentation at June 30, 2004. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the six and three month ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

2.	Long-Term Debt and Capital Lease Obligations

	December 31,	June 30,
	2003	2004
	(000’s)	(000’s)

Senior Notes 9 5/8%, due 2011	$255,000	$255,000
Notes payable for acquired businesses	4,358	4,011
Capital lease obligations	2,519	754

	261,877	259,765
Less, Current portion due within one year	3,486	1,969

Long-term portion	$258,391	$257,796

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

      The Senior Credit Facility contains various covenants including limits on capital expenditures, the maintenance of a consolidated interest coverage ratio of not less than 2.50:1.00 during 2004, and a maximum permitted total leverage ratio of 4.00:1.00 during 2004. These covenants limit the Company’s ability to incur additional debt, and as of June 30, 2004 the Company’s permitted borrowing capacity under the line of credit totaled $33,376. Loans under the Senior Credit Facility will, at the Company’s option, bear interest at either the bank’s prime rate plus 3.0% or the Eurodollar rate plus 4.0%, as defined. There were no borrowings outstanding at June 30, 2004 and outstanding letters of credit issued totaled $1,749. The Company is required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. The unutilized portion of the Senior Credit Facility as of June 30, 2004 was $48,251.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	September 11, 2001 Events

      The terrorist attacks of September 11, 2001 (“the September 11 events”), resulted in a tremendous loss of life and property. Secondarily, those events interrupted the operations at four clubs located in downtown Manhattan. Three of the affected four clubs were back in operation by October 2001, while the fourth club reopened in September 2002.

      The Company carries business interruption insurance to mitigate certain lost revenue and profits experienced with the September 11 events. In the first and third quarters of 2003 the Company received $1,300 and $1,500 respectively from its insurer. In connection with the third quarter 2003 payment the Company entered into a final settlement agreement. These payments were classified with fees and other revenue when received.

4.	Goodwill and Other Intangibles

      Goodwill has been allocated to reporting units that closely reflect the regions served by our four trade names; New York Sports Club, Boston Sports Club, Washington Sports Club and Philadelphia Sports Club, with certain more remote clubs that do not benefit from a regional cluster being considered single reporting units.

      In the quarter ended March 31, 2004 the Company performed its annual impairment test. Goodwill impairment testing requires a comparison between the carrying value and fair value of reportable goodwill. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of goodwill, which is determined using discounted cash flows. As a result of this review, the Company determined that the goodwill at one of its remote clubs was not recoverable. The goodwill impairment associated with this underperforming club amounted to $2,002. A deferred tax benefit of $881 has been recorded in connection with this impairment. Since this club is remote from one of the Company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections of future cash flows of this club to take into account the impact of a recent opening of a competitor. While this club is expected to generate cash flow in the future, we no longer expect it to operate at the levels that were projected at the time the club was acquired.

      The change in the carrying amount of goodwill from December 31, 2003 through June 30, 2004 is as follows:

Balance December 31, 2003	$45,864
Changes due to currency	(9)
Acquired Goodwill	1,209
Goodwill impairment	(2,002)

Balance June 30, 2004	$45,062

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below is a summary of the Company’s acquired intangible assets as of December 31, 2003 and June 30, 2004.

	As of December 31, 2003
	(000’s)

Acquired Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Membership Lists	$10,205	$(9,630)	$575
Covenants-not-to-compete	876	(871)	5
Beneficial Lease	223	(173)	50

	$11,304	$(10,674)	$630

	As of June 30, 2004
	($’000’s)

	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Membership Lists	$10,483	$(9,994)	$489
Covenants-not-to-compete	876	(874)	2
Beneficial Lease	223	(179)	44

	$11,582	$(11,047)	$535

      The amortization expense of the above acquired intangible assets for each of the five years ended December 31, 2008 is as follows:

Aggregate Amortization Expense ($000’s)

For the year ended 12/31/04(a)	$683
For the year ended 12/31/05	150
For the year ended 12/31/06	57
For the year ended 12/31/07	11
For the year ended 12/31/08	7

$908

(a)	Amortization expense for the three and six months ended June 30, 2004 amounted to $197 and $373, respectively.

5.	Stock-Based Employee Compensation

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

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied the fair value recognition provisions of Financial Accounting Standards Board issued Statement No. 123, (“SFAS 123”) Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	($’000’s)		($’000’s)

	2003	2004	2003	2004

Net income (loss) attributed to common stockholders, as reported	$(5,533)	$2,447	$(2,918)	$811
Add:
Stock-based employee compensation expense included in reported net income attributed to common stockholders, net of related tax effects	5	6	11	12
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all stock option awards net of related tax effects	(10)	(12)	(22)	(24)

Pro forma net income attributed to common stockholders	$(5,538)	$(2,441)	$(2,929)	$799

6.	Equity Transactions and Restructuring

      On January 26, 2004 warrants to purchase 71,631 shares of Class A common stock were exercised.

      On February 4, 2004 the Company and affiliates and Town Sports International Holdings, Inc. (“TSI Holdings”), a newly formed company, entered into a Restructuring Agreement (“Restructuring”). In connection with this Restructuring, the holders of the Company’s Series A Preferred Stock, Series B Preferred Stock, and Class A Common stock contributed their shares of the Company’s capital stock to TSI Holdings in exchange for an equal amount of newly issued shares of the same classes in TSI Holdings. Immediately following this exchange, TSI Holdings contributed to the Company the certificates representing all of the shares of the Company’s capital stock contributed in the aforementioned exchange. In return, the Company issued 1,000 shares of common stock to TSI Holdings and cancelled all the certificates representing the shares of the Company’s capital stock contributed to it by TSI Holdings. In addition, as part of the Restructuring, all holders of options to purchase Class A Common stock of the Company exchanged their options for options to purchase an equal number of shares of Class A Common stock of TSI Holdings at strike prices adjusted to reflect the Restructuring.

      On February 4, 2004, TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124,807 in connection with this issuance. This debt has been recorded by TSI Holdings and is not reflected on TSI’s balance sheet. Fees and expenses related to this transaction totaled $4,318. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semiannually such that on February 1, 2009 the accreted value will equal $213,000, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of the Company. TSI Holding’s debt is not collateralized by TSI, and TSI Holdings relies on the cash flows of TSI, with restrictions contained in the Senior Note Indenture to service its debt.

      On February 6, 2004, all of TSI Holdings’ outstanding Series A and Series B Preferred stock were redeemed for a total of $50,634.

      On March 12, 2004, 65,536 vested common stock options of TSI Holdings were exercised. TSI Holdings received $539 in cash related to these exercises.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 15, 2004, the Board of Directors of TSI Holdings approved a common stock distribution of $52.50 per share to all shareholders of record on March 15, 2004. This distribution totaled $68,944 and was paid on March 17, 2004. Also, in lieu of a common stock distribution, TSI Holding’s vested common option holders were paid a total of $1.1 million recorded as payroll expense at the TSI level under Generally Accepted Accounting Principles (“GAAP”).

7.	Commitments and Contingencies

      On February 13, 2003, in an action styled Joseph Anaya vs Town Sports International, Inc. et al. an individual filed suit against the Company in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages, in the amount of two hundred and fifty million dollars, was dismissed on January 26, 2004. While the company is unable to determine the ultimate outcome of the above action it intends to contest the matter vigorously.

      We have in force fifty one million dollars of insurance to cover claims of this nature. If any such judgement exceeds the amount we are covered by insurance by $2,500 we would be in default under the credit agreement governing TSI, Inc.’s senior secured revolving credit facility. Also, if any uninsured judgement, when aggregated with any other judgement not covered by insurance equals $5,000 or more, the judgement would constitute an event of default under the indenture governing the notes. We anticipate that these matters will be covered by insurance. The Company does not believe this matter will have a material effect on its consolidated financial position, results of operation or cash flows.

      The Company is a party to various other lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8.	Guarantors

      The Company and all of its domestic subsidiaries have unconditionally guaranteed the $255,000 9 5/8% Senior Notes discussed in Note 2. However, the Company’s foreign subsidiaries have not provided guaranties for these Notes.

      Each guarantor is a wholly owned subsidiary of the Company and the guarantees are full and unconditional and joint and severable. The following schedules set forth condensed consolidating financial information as required by Rule 3-10f of Securities and Exchange Commission Regulation S-X at December 31, 2003 and June 30, 2004 and for the three and six month periods ending June 30, 2003 and June 30, 2004. The financial information illustrates the composition of the combined guarantors.

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2003

(All figures in $’000)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$420	$39,006	$1,376	$—	$40,802
Accounts receivable, net	2,230	1,235	133	(2,129)	1,469
Inventory	0	720	30	—	750
Prepaid corporate income taxes	4,062	—	—	—	4,062
Intercompany receivable (payable)	7,068	(5,451)	(1,617)	—	—
Prepaid expenses and other current assets	6,493	2,329	—	(3,500)	5,322

Total current assets	20,273	37,839	(78)	(5,629)	52,405
Investment in subsidiaries	238,166	—	—	(238,166)	—
Fixed assets, net	11,671	210,477	1,451	—	223,599
Goodwill	—	45,058	806	—	45,864
Intangible assets, net	—	630	—	—	630
Deferred tax assets, net	17,399	(491)	(137)	—	16,771
Deferred membership costs	—	13,038	—	—	13,038
Other assets	9,005	887	—	—	9,892

Total assets	$296,514	$307,438	$2,042	$(243,795)	$362,199

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and capital lease obligations	$3,486	$—	$—	$—	$3,486
Accounts payable	220	5,159	—	—	5,379
Accrued expenses	6,261	13,960	628		20,849
Accrued interest	5,155	2,131	—	(2,129)	5,157
Deferred revenue	—	26,621	—	—	26,621

Total current liabilities	15,122	47,871	628	(2,129)	61,492
Long-term debt and capital lease obligations	274,947	(13,056)	—	(3,500)	258,391
Deferred lease liabilities	563	25,293	—	—	25,856
Deferred revenue	(64)	2,973	93	—	3,002
Other liabilities	350	7,512	—	—	7,862

Total liabilities	290,918	70,593	721	(5,629)	356,603

Redeemable preferred stock
Series A preferred stock	39,890	—	—	—	39,890

	39,890	—	—	—	39,890

Stockholders’ deficit
Series B preferred stock	9,961	—	—	—	9,961
Common stockholders’ deficit	(44,851)	236,845	725	(237,570)	(44,851)
Accumulated other comprehensive income	596	—	596	(596)	596

Total stockholders’ deficit	(34,294)	236,845	1,321	(238,166)	(34,294)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$296,514	$307,438	$2,042	$(243,795)	$362,199

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

June 30, 2004

(All figures in $’000)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1,035	$53,893	$1,795	$—	$56,723
Accounts receivable, net	3,359	2,232	119	(2,304)	3,406
Inventory	—	681	30	—	711
Prepaid corporate income taxes	7,218	—	—	—	7,218
Intercompany receivable (payable)	6,758	(5,133)	(1,625)	—	—
Prepaid expenses and other current assets	4,249	2,159	—	(3,500)	2,908

Total current assets	22,619	53,832	319	(5,804)	70,966
Investment in subsidiaries	249,844	—	—	(249,844)	—
Fixed assets, net	10,513	206,631	1,349	—	218,493
Goodwill	—	44,265	797	—	45,062
Intangible assets, net	—	535	—	—	535
Deferred tax assets, net	13,891	(491)	(135)	—	13,265
Deferred membership costs	—	12,325	—	—	12,325
Other assets	8,369	1,028	—	—	9,397

Total assets	$305,236	$318,125	$2,330	$(255,648)	$370,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$—	$1,969	$—	$—	$1,969
Accounts payable	135	3,513	—	—	3,648
Accrued expenses	4,635	15,087	506	—	20,228
Accrued interest	5,227	2,306	—	(2,304)	5,229
Deferred revenue	—	34,723	—	—	34,723

Total current liabilities	9,997	57,598	506	(2,304)	65,797
Long-term debt and capital lease obligations	285,875	(24,579)	—	(3,500)	257,796
Deferred lease liabilities	528	26,164	—	—	26,692
Deferred revenue	1,055	1,830	92	—	2,977
Other liabilities	603	9,000	—	—	9,603

Total liabilities	298,058	70,013	598	(5,804)	362,865

Stockholders’ equity
Common stockholders’ equity	6,613	248,109	1,170	(249,279)	6,613
Accumulated other comprehensive income	565	3	562	(565)	565

Total stockholders’ equity	7,178	248,112	1,732	(249,844)	7,178

Total liabilities and stockholders’ equity	$305,236	$318,125	$2,330	$(255,648)	$370,043

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For three months ended June 30, 2003
All figures in $’000
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$29	$83,913	$1,151	$—	$85,093
Fees and other	267	1,769	—	(1,072)	964

	$296	$85,682	$1,151	$(1,072)	$86,057

Operating expenses:
Payroll and related	5,684	27,098	424	—	33,206
Club operating	(673)	27,980	316	(932)	26,691
General and administrative	(259)	5,520	98	(140)	5,219
Depreciation and amortization	954	7,408	92	—	8,454

	$5,706	$68,006	$930	$(1,072)	$73,570

Operating income	(5,410)	17,676	221	—	12,487
Loss on extinguishment of debt	7,773	—	—	—	7,773
Interest expense	6,174	28	—	(88)	6,114
Interest income	(283)	—	—	88	(195)

Income before provision for corporate income taxes	(19,074)	17,648	221	—	(1,205)
Benefit for corporate income tax	(9,544)	9,387	73	—	(84)

Loss before equity earnings	(9,530)	8,261	148	—	(1,121)
Equity earning from subsidiaries	8,409	—	—	(8,409)	—

Net loss	$(1,121)	$8,261	$148	$(8,409)	$(1,121)

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For three months ended June 30, 2004
All figures in $’000
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$315	$86,119	$1,183	$—	$87,617
Fees and other	295	1,736	—	(795)	1,236

	$610	$87,855	$1,183	$(795)	$88,853

Operating expenses:
Payroll and related	5,330	28,411	445	—	34,186
Club opening	499	28,809	266	(655)	28,919
General and administrative	(313)	6,218	96	(140)	5,861
Depreciation and amortization	1,038	8,167	98	—	9,303

	$6,554	$71,605	$905	$(795)	$78,269

Operating income	(5,944)	16,250	278	—	10,584
Interest expense	6,593	88	—	(88)	6,593
Interest income	(202)	(1)	—	88	(115)

Income before provision for corporate income taxes	(12,335)	16,163	278	—	4,106
Provision for corporate income taxes	(3,959)	5,545	73	—	1,659

Income before equity earnings	(8,376)	10,618	205	—	2,447
Equity earnings from subsidiaries	10,823	—	—	(10,823)	—

Net income	$2,447	$10,618	$205	$(10,823)	$2,447

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For six months ended June 30, 2003
All figures in $’000
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$54	$167,388	$2,341	$—	$169,783
Fees and other	1,867	3,387	—	(2,077)	3,177

	$1,921	$70,775	$2,341	$(2,077)	$172,960

Operating expenses:
Payroll and related	11,165	53,962	849	—	65,976
Club operating	(1,611)	56,122	640	(1,797)	53,354
General and administrative	(679)	11,003	196	(280)	10,240
Depreciation and amortization	1,764	14,808	181	—	16,753

	$10,639	$135,895	$1,866	$(2,077)	$146,323

Operating income	(8,718)	34,880	475	—	26,637
Loss on extinguishment of debt	7,773	—	—	—	7,773
Interest expense	10,446	76	—	(175)	10,347
Interest income	(393)	—	—	175	(218)

Income before provision for corporate income taxes	(26,544)	34,804	475	—	8,735
Provision for corporate income taxes	(13,063)	16,932	146	—	4,015

Income before equity earnings	(13,481)	17,872	329	—	4,720
Equity earnings from subsidiaries	18,201	—	—	(18,201)	—

Net income	$4,720	$17,872	$329	$(18,201)	$4,720

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For six months ended June 30, 2004
All figures in $’000
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Club operations	$406	$170,046	$2,469	$—	$172,921
Fees and other	775	3,258	—	(1,636)	2,397

	$1,181	$173,304	$2,469	$(1,636)	$175,318

Operating expenses:
Payroll and related	11,441	58,089	914	—	70,444
Club operating	674	56,932	567	(1,356)	56,817
General and administrative	(168)	12,325	210	(280)	12,087
Depreciation and amortization	2,057	16,168	195	—	18,420
Goodwill impairment	—	2,002	—	—	2,002

	$14,004	$145,516	$1,886	$(1,636)	$159,770

Operating income	(12,823)	27,788	583	—	15,548
Interest expense	13,256	115	(1)	(175)	13,195
Interest income	(406)	—	—	175	(231)

Income before provision for corporate income taxes	(25,673)	27,673	584	—	2,584
Provision for corporate income taxes	(9,826)	10,677	139	—	990

Income before equity earnings	(15,847)	16,996	445	—	1,594
Equity earnings from subsidiaries	17,441	—	—	(17,441)	—

Net income	$1,594	$16,996	$445	$(17,441)	$1,594

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2003
All figures in $’000
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$4,720	$17,872	$329	$(18,201)	$4,720

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,764	14,808	181	—	16,753
Compensation expense in connection with stock options	197	—	—	—	197
Noncash rental expense, net of noncash rental income	(40)	960	—	—	920
Loss on extinguishment of debt	7,773	—	—	—	7,773
Amortization of debt issuance costs	962	—	—	—	962
Changes in operating assets and liabilities	4,593	4,232	(144)	—	8,681
Other	(18,563)	117	—	18,201	(245)

Total adjustments	(3,314)	20,117	37	18,201	35,041

Net cash provided by operating activities	1,406	37,989	366	—	39,761
Net cash used in investing activities	(3,300)	(15,075)	(71)	—	(18,446)
Net cash used in financing activities	685	21,882	123	—	22,690

Net change in cash and cash equivalents	(1,209)	44,796	418	—	44,005
Cash and cash equivalents at beginning of period	1,575	3,635	341	—	5,551

Cash and cash equivalents at end of period	$366	$48,431	$759	$—	$49,556

TOWN SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004
All figures in $’000
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,594	$16,996	$445	$(17,441)	$1,594

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,057	16,168	195	—	18,420
Goodwill impairment write-off and club closure costs	—	2,002	—	—	2,002
Compensation expense in connection with stock options	20	—	—	—	20
Noncash rental expense, net of noncash rental income	(45)	525	—	—	480
Amortization of debt issuance costs	656	—	—	—	656
Changes in operating assets and liabilities	1,630	8,889	(103)	—	10,416
Other	(17,540)	(230)	(17)	17,441	(346)

Total adjustments	(13,222)	27,354	75	17,441	31,648

Net cash provided by operating activities	(11,628)	44,350	520	—	33,242
Net cash used in investing activities	(898)	(14,043)	(93)	—	(15,034)
Net cash used in financing activities	13,141	(15,420)	(8)	—	(2,287)

Net decrease in cash and cash equivalents	615	14,887	419	—	15,921
Cash and cash equivalents at beginning of period	420	39,006	1,376	—	40,802

Cash and cash equivalents at end of period	$1,035	$53,893	$1,795	$—	$56,723

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      We are one of the two leading owners and operators of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. As of June 30, 2004, we operated 134 clubs that collectively served approximately 370,000 members, excluding 12,000 summer seasonal or pool members. We develop clusters of clubs to serve densely populated major metropolitan regions in which a high percentage of the population commutes to work. We service such populations by clustering clubs near the highest concentrations of our target customers’ areas of both employment and residence. Our target customer is college-educated, typically between the ages of 21 and 50 and earns an annual income of between $50,000 and $150,000.

      Each club facility is subject to a long-term facility lease with a third party landlord, with the exception of our East 86th Street, New York City, where we own the underlying real estate. Our principal capital investment is thus in the facility improvements and equipment and furnishings of each facility. Our clubs are located for maximum convenience to our members in urban or suburban areas, close to transportation hubs, or office or retail centers.

      Our goal is to develop the premier health club network in each of the major metropolitan regions we enter. We believe that clustering clubs allows us to achieve strategic operating advantages that enhance our ability to achieve this goal. In entering new regions, we develop these clusters by initially opening or acquiring clubs located in the more central urban markets of the region and then branching out from these urban centers to suburban commuter communities. Capitalizing on this clustering of clubs, as of June 30, 2004, approximately 52% of our members participated in a membership plan that allows unlimited access to all of our clubs for a higher membership fee.

Clustering of clubs also affords us significant additional benefits, including:

      1. Providing our members access to an extensive network of locations;

      2. Lower capital investment overall, by locating special programs, such as pools, racquet sports, etc. at selected clubs only;

      3. More cost effective regional management and control;

      4. Allocating certain costs such as advertising in a focused region over multiple locations;

      5. Strengthening brand awareness.

      We have executed this strategy successfully in the New York region through the network of clubs we operate under our New York Sports Club (“NYSC”) brand name. We are the largest fitness club operator in Manhattan with 36 locations and operate a total of 90 clubs under the NYSC name within a 50 mile radius of New York City. We operate 19 clubs in the Boston region and 16 clubs in the Washington, DC region under our Boston Sports Club (“BSC”) and Washington Sports Club (“WSC”) brand names, respectively and have begun establishing a similar cluster in the Philadelphia region with six clubs under our Philadelphia Sports Club (“PSC”) brand name. In addition, we operate three clubs in Switzerland. We employ localized brand names for our clubs to create an image and atmosphere consistent with the local community, and to foster the recognition as a local network of quality fitness clubs rather than a national chain.

      We consider that we have three principal sources of revenue:

1. Our largest sources of revenue are dues and initiation fees paid by our members. This comprises 84.1% of our total revenue for the six months ended June 30, 2004. We recognize revenue from membership dues in the month when the services are rendered. Over 90% of our members pay their monthly dues by Electronic Funds Transfer, while the balance pay annually in advance. We recognize revenue from initiation fees over the expected average life of the membership, which is 24 months. It is important therefore to operate facilities that are convenient, offer good price/value relationship and have a wide variety of fitness service offerings in order to attract and retain members at each facility. Our initiation fees recognized per new member sale have been depressed by our efforts to combat discounting by competitors in certain of our markets, as well as our offering of term commitment memberships at a discounted initial fee.

2. We generated approximately 14.6% of our revenue for the six months ended June 30, 2004, referred to as Other Club revenue, at our facilities from fees for personal training, programming for children, group fitness training and other member activities, as well as sales of miscellaneous sports products. This revenue stream has increased as a percentage of Total Revenue more recently as we have focused on increasing revenue per member from our maturing club base.

3. The balance of our revenue (approximately 1.3% for the six months ended June 30, 2004) principally relates to rental of space in our facilities to operators who offer wellness-related offerings such as physical therapy. In addition, we generate management fees for income from investments in club facilities that we do not wholly own. Revenue from sales of in-club advertising and sponsorships is also included. We refer to this as Fees and Other revenue. Settlements from our business interruption insurance claim associated with the September 11 Events and totaled $1.3 million for the six months added June 30, 2003, while no such revenue was received in 2004.

      Revenue (in $’000’s) is accordingly made up as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Membership dues	$69,450	$71,648	$138,540	$141,145
Initiation fees	3,486	3,027	7,005	6,231
Other Club revenue	12,157	12,942	24,238	25,545
Fees and Other	964	1,236	3,177	2,397

Total revenue	$86,057	$88,853	$172,960	$175,318

      Our operating and selling expenses are comprised of both fixed and variable costs. Fixed costs include club and supervisory salary and related expenses, occupancy costs including certain elements of rent, housekeeping, contracted maintenance expenses as well as depreciation. General and administrative expenses include costs relating to our centralized support functions, such as accounting, information systems, purchasing and member relations, consulting fees, as well as real estate development expenses.

      Variable costs are primarily related to ancillary club revenue related payroll, membership sales compensation, advertising, utilities, insurance and club supplies.

      As clubs mature and increase their membership base, fixed costs are typically spread over an increasing revenue base and operating margins tend to improve.

      Our primary capital expenditures relate to the construction of new club facilities and upgrading and expanding our existing clubs. The construction and equipment costs for a new center approximate $3.0 million, on average, which could vary based on the costs of construction labor, as well the planned service offerings and size and configuration of the facility. We perform routine improvements at our clubs and replacement of the fitness equipment each year for which we budget approximately 3.75% of each club’s annual revenue. Expansions of certain facilities are also performed from time to time, when incremental space becomes available on economic terms, and utilization and demand for the facility dictates. In this connection, facility remodeling is also considered where appropriate.

Historical Club Growth

      The following table sets for our club growth during each of the quarters in 2003 and the first two quarters of 2004.

	2003					2004

	Q1	Q2	Q3	Q4	Total	Q1	Q2

Clubs at beginning of period	129	129	129	129	129	129	132
Greenfield clubs(a)	—	—	3	—	3	3	1
Acquired clubs	—	—	—	—	—	—	1
Relocated or closed clubs	—	—	(3)	—	(3)	—	—

Clubs at end of period	129	129	129	129	129	132	134

Number of partly-owned clubs included at the end of the period(b)	2	2	2	2	2	2	2

(a)	A “Greenfield club” is a new location constructed by us.

(b)	We include in the club count wholly and partly-owned clubs. In addition to the above count, as of December 31, 2003 and June 30, 2004 we managed two and three additional clubs respectively, in which we did not have an equity stake.

Results of Operations

      The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2004	2003	2004

Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses
Payroll and related	38.6	38.5	38.1	40.2
Club operating	31.0	32.5	30.8	32.4
General and administrative	6.1	6.6	5.9	6.9
Depreciation and amortization	9.8	10.5	9.7	10.5
Goodwill Impairment	—	—	—	1.1

Operating income	14.5	11.9	15.5	8.9
Loss on extinguishment of debt	9.0	—	4.5	—
Interest expense	7.1	7.3	6.0	7.5
Interest income	(0.2)	(0.1)	(0.1)	(0.1)

Income (loss) before provision (benefit) for corporate income taxes	(1.4)	4.7	5.1	1.5
Provision (benefit) for corporate income taxes	(0.1)	(2.0)	2.3	0.6

Net income (loss)	(1.3)	2.7	2.8	0.9
Accreted dividend on preferred stock	(5.1)	—	(4.5)	(0.4)

Net income (loss) attributable to common stockholders	(6.4)%	2.7%	(1.7)%	0.5%

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Revenues. Revenues increased $2.8 million or 3.2%, to $88.9 million during the quarter ended June 30, 2004 from $86.1 million in the quarter ended June 30, 2003. Revenues increased during the quarter by $819,000 or 1% at the Company’s mature clubs (clubs owned and operated for at least 24 months). The eleven clubs opened or acquired after June 2002 increased revenue by $2.6 million during the quarter. Fees and Other revenues increased $272,000 during the quarter principally due to increase in promotion and marketing revenue. These revenue increases were offset by a decrease of $916,000 related to the closure and relocation of three clubs in 2003.

      The 1.0% increase in mature club revenue is due to a 1.9% increase in membership and a 0.6% increase in ancillary revenue offset by a 1.5% decrease in price

      Operating Expenses. Operating expenses increased $4.7 million, or 6.4%, to $78.3 million in the quarter ended June 30, 2004, from $73.6 million in the quarter ended June 30, 2003. The increase was due to the following factors:

Payroll and related expenses increased by $1.0 million, or 3.0% to $34.2 million in the quarter ended June 30, 2004, from $33.2 million in the quarter ended June 30, 2003. This increase was principally attributable to the following:

•	In an effort to increase membership satisfaction and improve our membership retention rates we have increased the level of in-house training and club support personnel; and we have moved from contracted housekeeping and equipment maintenance services to internally sourced employees. These customer service efforts resulted in a $756,000 increase.

•	Health and unemployment insurance rates have increased payroll expenses by $400,000, or 11.3%.

•	These increases were partly offset by decreases in a variety of other payroll categories, including performance bonuses.

Club operating expenses increased by $2.2 million or 8.3% to $28.9 million in the quarter ended June 30, 2004, from $26.7 million in the quarter ended June 30, 2003. This increase was principally attributable to the following:

•	A $1.2 million increase in rent expense resulting from increases related to clubs that have opened since March 2003, amounting to $348,000 and increases related to club expansions of $389,000. The remainder of the increase relates to rent and occupancy increases at our mature clubs averaging 3.9% per club.

•	Increased advertising efforts resulted in an increase in advertising expense of $660,000 or 38.2% over prior period.

•	Facility repairs and maintenance costs increased $296,000 or 16.6% due to a 3.5% increase in club square footage, as well as increased costs to serve our initiatives to increase member satisfaction and improve member retention rates.

General and administrative expenses increased by $642,000 or 12.3% to $5.9 million in the quarter ended June 30, 2004 from $5.2 million in the quarter ended June 30, 2003. This increase was principally attributable to the following:

•	Legal fees principally related to new club leases and expansion projects increased expenses by $267,000 over the prior year.

•	An increase in data communication line costs related to a $189,000 correction of our service provider’s billing errors.

•	An increase in-house training and staff development of $109,000.

Depreciation and amortization increased by $849,000, or 10% to $9.3 million in the quarter ended June 30, 2004, from $8.5 million in the quarter ended June 30, 2003, attributable to the following:

•	Increases in depreciation related to new clubs as well as expanded and remodeled clubs amounting to $404,000 and $282,000 respectively.

•	Increases in amortization of software and hardware costs principally related to our recently rolled-out Club Networks system amounting to $95,000.

      Interest Expense. Interest expense increased $479,000 to $6.6 million during the quarter ended June 30, 2004, from $6.1 million in the quarter ended June 30, 2003. This increase is due to the issuance of $255 million of 9 5/8% Senior Notes, which refinanced $125 million of 9 3/4% Senior Notes in April 2003.

      Interest Income. Interest income decreased $80,000 to $115,000 in the quarter ended June 30, 2004 from $195,000 in the quarter ended June 30, 2003.

      Provision for Income Tax. We have recorded a net income tax provision of $1.7 million in the quarter ended June 30, 2004 compared to a tax benefit of $84,000 in the quarter ended June 30, 2003.

      Accreted Dividends on Preferred Stock. Prior to the second quarter of 2004 all previously outstanding preferred stock were redeemed. These redemptions were made in connection with the redemption of the redeemable senior preferred stock in April 2003 and the Restructuring of the Series A and Series B preferred stock in February 2004. Therefore, no preferred stock dividends were recorded in this second quarter of 2004 while in the second quarter of 2003 we recorded $4.4 million of accreted dividends.

     Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

      Revenues. Revenues increased approximately $2.3 million, or 1.4% to $175.3 million for six months ended June 30, 2004, from $173.0 million for the six months ended June 30, 2003. Mature clubs (clubs open over 24 months) increased by $390,000 or 0.2%. Revenue from the eleven clubs open or acquired since June 2002 increased by $4.6 million. These club revenue increases were offset by decreases of $1.9 million related to the closure and relocation of three club in 2003. Fees and Other revenues decreased $780,000 due to a $1.3 million on-account business interruption insurance payment received in January 2003 while no payments were received in 2004 since the matter was settled and paid in 2003. The decrease in fees and other revenues related to this insurance claim was partially offset by a $325,000 increase in promotion and marketing revenue.

      Operating Expenses. Operating expenses increased $13.4 million, or 9.2% to $159.7 million for the six months ended June 30, 2004, from $146.3 million for the six months ended June 30, 2003. The increase was due to the following factors:

Payroll and related expenses increased by $4.4 million, or 6.8% to $70.4 million for the six months ended June 30, 2004 from $66.0 million for the six months ended June 30, 2003. This increase was attributable to the following factors:

•	In connection with Restructuring and distribution to common stockholders of Town Sports International Holdings, Inc., vested option holders, who did not exercise their options, were paid a one-time bonus recorded as payroll expense in TSI under GAAP. This one-time payment totaled $1.1 million.

•	Our initiation fees received were lower during the first quarter of 2004, while our variable costs of sale rose slightly, due to increased commission rates paid. When the initial fees do not exceed the related costs of sale, GAAP requires that we must recognize the net loss immediately. This immediate loss effect, together with increased costs of membership sales accounted for an $853,000 increase over the six months ended June 30, 2004 when compared to the same period of the prior year.

•	In an effort to increase membership satisfaction and improve our membership retention rates we have increased the level of in-house training and club support personnel; and we have moved from contracted housekeeping and equipment maintenance services to internally sourced employees. These customer service efforts resulted in $1.3 million increase.

•	Lastly, health and unemployment insurance rates have increased $853,000, or 11.0%.

Club operating expenses increased by $3.5 million or 6.5% to $56.8 million for the six months ended June 30, 2004, from $53.3 million for the six months ended June 30, 2003. This increase is principally attributable to the following:

•	A $1.9 million increase in rent expense resulting from increases related to clubs that have opened since January 2003, amounting to $705,000 and increases related to club expansions amounting to $463,000. The remainder of the increase relates to rent and occupancy increases at our mature clubs averaging 3% per club.

•	Facility repairs and maintenance costs increased $756,000 or 22.8% due to a 3.5% increase in club square footage, as well as increased costs to serve our initiative to increase member satisfaction and improve member retention.

•	Increased advertising efforts in the second quarter of 2004 resulted in a $522,000 increase in advertising expense for the six months ended June 30, 2004, compared to the same period of the prior year.

•	In addition we experienced a $506,000 increase in utilities due to increases in utility rates, and a 3.5% increase in square footage in operation.

General and administrative increased by $1.8 million, or 18.0% to $12.0 million for the six months ended June 30, 2004 from $10.2 million for the six months ended June 30, 2003. This increase was principally attributable to the following:

•	Liability insurance expense increased by $648,000. Premiums increased $285,000 coupled with a favorable adjustment of $363,000 recorded in the first quarter of 2003, where we had adjusted our reserves related to prior period premium audits.

•	We also experienced an increase of $505,000 in data communication line costs. This principally relates to the correction of our service provider’s billing errors.

•	Legal fees increased by $251,000 principally due to a new club leases and expansion projects.

•	In an effort to increase member satisfaction and improve member retention rates we have increased in-house training and staff development. These customer service efforts resulted in an increase of $140,000 over the prior year.

Depreciation and amortization increased by $1.6 million or 9.9% to $18.4 million for the six months ended June 30, 2004, from $16.8 million for the six months ended June 30, 2003, attributable to:

•	Increases in depreciation related to new clubs and expanded and remodeled clubs amounting to $686,000 and $604,000 respectively.

•	Increases in amortization of software and hardware costs principally related to our recently rolled-out Club Networks system amounting to $296,000.

      Goodwill Impairment. In the quarter ended March 31, 2004 the Company performed its annual impairment test and determined that the goodwill at one of its remote clubs was not recoverable. The goodwill impairment amounted to $2.0 million. A deferred tax benefit of $881,000 has been recorded in connection with this impairment. Since this club is remote from one of the company’s clusters, it does not benefit from the competitive advantage that our clustered clubs have, and as a result it is more susceptible to competition. We have reduced our projections for future cash flows of this club to take into account the impact of a recent opening of a competitor. While this club is expected to generate cash flow in the future, we no longer expect it to operate at the levels that were projected at the time the club was acquired. There was no goodwill impairment from the annual impairment testing in 2003.

      Interest Expense. Interest expense increased $2.8 million to $13.1 million during the six months ended June 30, 2004, from $10.3 million for the six months ended June 30, 2003. This increase is due to the issuance of $255 million of 9 5/8% Senior Notes, which refinanced $125 million of 9 3/4% Senior Notes in April 2003.

      Provision for Income Tax. We have recorded a net income tax provision of $990,000 ended June 30, 2004 compared to a tax provision of $4.0 million ended June 30, 2003.

      Accreted Dividends on Preferred Stock. Accreted dividends on preferred stock decreased $6.9 million to $783,000 during the six months ended June 30, 2004, from $7.6 million for the six months ended June 30, 2003. This decrease is due to the redemption of the redeemable senior preferred stock in April 2003 and the Restructuring of the Series A and Series B preferred stock in February 2004.

Liquidity and Capital Resources

      Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the acquisition and development of new clubs, debt service requirements and other capital expenditures necessary to upgrade, expand and renovate existing clubs.

      Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2004 was $33.2 million compared to $39.8 million during the six months ended June 30, 2003. Net cash flows from operations have decreased due to the decrease in operating income excluding the effects of depreciation and amortization and goodwill impairment.

      We normally operate with a working capital deficit because we receive dues and program and services fees either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we typically do not have significant accounts receivable. We do record deferred liabilities for revenue received in advance in connection with dues and services paid-in-full and for initiation fees paid at the time of enrollment. Initiation fees received are deferred and amortized over a 24 month period, which represents the average life of a member. We do not believe we will have to meet this working capital deficit in the foreseeable future, because as we increase the number of clubs open, we expect we will continue to have deferred revenue balances that reflect services and dues that are paid-in-full in advance at levels similar to or greater than those currently maintained. The deferred revenue balances that give rise to this working capital deficit represent cash received in advance of services performed, and do not represent liabilities that must be funded with cash.

      Investing Activities. We invested $15.0 million and $18.4 million in capital expenditures during the six months ended June 30, 2004 and 2003, respectively. Our capital expenditures are net of landlord contributions of $1.9 million and $103,000 for the six months ended June 30, 2004. We estimate that for the year ended December 31, 2004, we will invest an additional $31.8 million in capital expenditures, which includes $5.1 million that management intends to invest to expand and renovate certain existing clubs, $13.1 million to continue to upgrade existing clubs and $1.8 million to enhance our management information systems. The remainder of our 2004 capital expenditures will be committed to build or acquire clubs. Forecast capital expenditures for the year ended December 31, 2004 totals $48.7 million. We expect that these expenditures will be funded by cash flow provided by operations and available cash on hand.

      Financing Activities. Net cash used in financing activities was $2.3 million for the six months ended June 30, 2004 compared to net cash provided by financing activities of $22.7 million for the same period in 2003.

      As of June 30, 2004, our total consolidated debt was $259.8 million. This substantial amount of debt could have significant consequences, including:

•	Making it more difficult to satisfy our obligations;

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of new clubs and other general corporate requirements;

•	Requiring cash flow from operations for the annual payment of $24.5 million interest on our Senior Notes and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions of new clubs and general corporate requirements; and

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

      These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

      As of June 30, 2004, we had $255.0 million of Senior Notes outstanding. The Senior Notes bear interest at a rate of 9 5/8% and mature in 2011. Under the provisions of the Senior Note Indenture, we may not issue additional Senior Notes without modification of the indenture with the bondholders’ consent. Our line of credit with our principal bank provides for direct borrowings and letters of credit of up to $50.0 million. The line of credit carries interest at our option based upon the Eurodollar borrowing rate plus 4.0% or the bank’s prime rate plus 3.0% as defined, and we are required to pay a commitment fee of 0.75% per annum on the daily unutilized amount. As of June 30, 2004, no borrowings were outstanding under this line. As of June 30, 2004 outstanding letters of credit totaled $1.7 million. As of June 30, 2004, we had approximately $48.3 million unutilized under the line of credit, which matures in April 2008, and has no scheduled amortization requirements. As of June 30, 2004 we also had $56.7 million of cash on hand.

      The credit agreement governing the line of credit contains restrictive covenants including a leverage ratio and interest coverage ratio and dividend payment restrictions and is collateralized by all the assets of the Company. As of June 30, 2004 our Net Leverage Ratio, and Net Interest Coverage Ratio, as defined by the terms of the credit agreement are 3.5 and 3.0 to 1.0, respectively. Our ability to incur additional debt is limited by the terms of the credit agreement in that the Net Leverage Ratio, as defined, cannot exceed 4.0 to 1.0 and the Net Interest Coverage Ratio must be greater than 2.5 to 1.0, accordingly the availability under this facility was restricted to $33.4 million as of June 30, 2004.

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

      The aggregate long-term debt, capital lease, and operating lease obligations as of June 30, 2004 were as follows:

	Payments Due by Period (in $’000)

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt(1)	$259,011	$1,215	$1,433	$637	$255,726
Capital Lease Obligations(2)	754	754	—	—	—
Operating Lease Obligations(3)	634,158	51,523	104,142	98,498	379,995

Total Contractual Cash Obligations	$893,923	$53,492	$105,575	$99,135	$635,721

Notes:

(1)	The long-term debt contractual cash obligations include principal payment requirements only. Interest on our 9 5/8% Senior Notes amounts to $24.5 million annually.

(2)	Capital lease obligations represent principal and interest payments.

(3)	Operating lease obligations include base rent only. Certain leases provide for additional rent based on increases in real estate tax indexation, utilities, and defined amounts based on the operating results of the lessee.

Equity Transactions and Restructuring

      On January 26, 2004 warrants to purchase 71,631 shares of Class A common stock were exercised.

      On February 4, 2004 the Company and its shareholders and Town Sports International Holdings, Inc., (“TSI Holdings”) a newly formed company, entered into a Restructuring Agreement (“Restructuring”). In connection with this Restructuring, the holders of the Company’s Series A Preferred Stock, Series B Preferred Stock, and Class A Common stock contributed their shares of the Company’s capital stock to TSI Holdings in exchange for an equal amount of newly issued shares of the same form in TSI Holdings. Immediately following this exchange TSI Holdings contributed to the Company the certificates representing all of the Company shares contributed in the aforementioned exchange. In return the Company issued 1,000 shares of common stock to TSI Holdings, and cancelled the certificate representing Company Shares contributed to it by TSI Holdings. In addition as part of the Restructuring, all holders of options to purchase Class A Common stock of the Company exchanged their options for options to purchase an equal number of shares of Class A Common stock of TSI Holdings at strike prices adjusted to reflect the Restructuring.

      On February 4, 2004 TSI Holdings successfully completed an offering of 11.0% Senior Discount Notes (the “Discount Notes”) that will mature in February 2014. TSI Holdings received a total of $124.8 million in connection with this issuance. Fees and expenses related to this transaction totaled approximately $4.3 million. No cash interest is required to be paid prior to February 2009. The accreted value of each Discount Note will increase from the date of issuance until February 1, 2009, at a rate of 11.0% per annum compounded semi-annually such that on February 1, 2009 the accreted value will equal $213.0 million, the principal value due at maturity. Subsequent to February 1, 2009 cash interest on the Discount Notes will accrue and be payable semi-annually in arrears February 1 and August 1 of each year, commencing August 1, 2009. The Discount Notes are structurally subordinated and effectively rank junior to all indebtedness of the Company.

      On February 6, 2004, all of TSI Holdings’ outstanding Series A and Series B Preferred stock were redeemed for a total of $50.6 million.

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

Forward-Looking Statements

      Certain statements in this report on Form 10-Q of the Company for the three and six month periods ended June 30, 2004 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, capital expenditures, and potential sales revenue. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company’s services, competitive pressures, the ability to achieve reductions in operating costs and to continue to integrate acquisitions, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by the Company. The information contained herein represents management’s best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information, except as required by law to reflect development or information obtained after the date hereof and disclaims any legal obligation to the contrary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We do not believe that we have any significant risk related to interest rate fluctuations since we currently only carry fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash equivalents and, therefore impact our cash flows and results of operations. If short-term interest rates were to have increased by 100 basis points during 2003, our interest income from cash equivalents would have increased by approximately $500,000. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents balance during 2003.

Item 4.	Controls and Procedures.

      (a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time period specified in the SEC’s rules and forms.

      (b) There have been no changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings.

      On February 13, 2003, in an action styled Joseph Anaya vs Town Sports International, Inc. et al. an individual filed suit against the Company in the Supreme Court, New York County, alleging that on January 14, 2003, he sustained serious bodily injury at one of our club locations. He filed an amended complaint on September 17, 2003 seeking two billion dollars in damages for personal injuries. His cause of action seeking punitive damages, in the amount of two hundred and fifty million dollars, was dismissed on January 26, 2004. While the company is unable to determine the ultimate outcome of the above action it intends to contest the matter vigorously.

      We have in force fifty one million dollars of insurance to cover claims of this nature. If any such judgement exceeds the amount we are covered by insurance by $2.5 million we would be in default under the credit agreement governing TSI, Inc.’s senior secured revolving credit facility. Also, if any uninsured judgement, when aggregated with any other judgement not covered by insurance equals $5.0 million or more, the judgement would constitute an event of default under the indenture governing the notes. We anticipate that these matters will be covered by insurance.

      The Company does not believe this matter will have a material effect on its consolidated Financial position, results of operation or cash flow.

      The Company is a party to various other lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

      Not applicable.

Item 3.	Defaults Upon Senior Securities.

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5.	Other Information.

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 31.1	Certification by Robert Giardina pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by Richard Pyle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3	Certification by Mark Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports

      August 3, 2004, Current Report on Form 8-K, Items 12 and 7.

SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWN SPORTS INTERNATIONAL, INC. (Registrant)

DATE: August 16, 2004	By: /s/ RICHARD PYLE Richard Pyle Chief Financial Officer, Office of the President (principal financial, accounting officer)

DATE: August 16, 2004	By: /s/ ROBERT GIARDINA Robert Giardina Chief Executive Officer (principal executive officer)